Form 10-Q
period 2022-03-31
Talon 1 Acquisition Corp
filed 2022-05-16
CIK 1860482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TALON 1 ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41001	98-1598139
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
2333 Ponce de Leon Blvd., Suite 630
Coral Gables, Florida 33134
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (786)
662-3114)
Not Applicable
(Former name or former address, if changed since last report)

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
under the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
under the Exchange Act).    Yes  ☒    No  ☐
As of May 16, 2022
, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
TALON 1 ACQUISITION CORP.
BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Cash	$836,878	$1,090,391
Other current assets	852,997	828,996

Total current assets	1,689,875	1,919,387
Cash and investments held in Trust Account	235,754,615	235,757,582
Other non-current assets	72,931	274,845

Total Assets	$237,517,421	$237,951,814

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$216,809	$148,907
Note payable	87,543	90,043

Total current liabilities	304,352	238,950
Deferred underwriting compensation	8,050,000	8,050,000
Derivative warrant liabilities	7,425,000	12,392,500

Total liabilities	15,779,352	20,681,450
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.25 per share	235,750,000	235,750,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 199,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	377,600	—
Accumulated deficit	(14,390,106)	(18,480,211)

Total stockholders’ deficit	(14,011,931)	(18,479,636)

Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$237,517,421	$237,951,814

The accompanying notes are an integral part of these unaudited financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

General and administrative expenses	$886,928

Loss from operations	(886,928)

Other income (expense):
Change in fair value of derivative warrant liabilities	4,967,500
Interest earned on cash and investments held in trust account	9,533

Total other income, net	4,977,033

Net income	$4,090,105

Basic and diluted weighted average shares outstanding, Class A	23,000,000

Basic and diluted net income per share, Class A	$0.14

Basic and diluted weighted average shares outstanding, Class B	5,750,000

Basic and diluted net income per share, Class B	$0.14

The accompanying notes are an integral part of these unaudited financial statements.
TALON 1 ACQUISITION CORP.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	5,750,000	$575	$—	$(18,480,211)	$(18,479,636)
Stock-based compensation	—	—	377,600	—	377,600
Net income	—	—	—	4,090,105	4,090,105

Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$377,600	$(14,390,106)	$(14,011,931)

The accompanying notes are an integral part of these unaudited financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net income	$4,090,105
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	377,600
Change in fair value of derivative warrant liabilities	(4,967,500)
Interest income	(9,533)
Bank service fees	12,500
Changes in operating assets and liabilities:
Other current assets	(24,001)
Accounts payable and accrued expenses	67,902
Non-current assets	201,914

Net cash used in operating activities	(251,013)

Cash Flows from Financing Activities:
Repayment of loans from related parties	(2,500)

Net cash used in financing activities	(2,500)

Net decrease in cash	(253,513)
Cash, December 31, 2021	1,090,391

Cash, end of the period	$836,878

The accompanying notes are an integral part of these unaudited financial statements.

TALON 1 ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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
The Company’s sponsor is AVi8 Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The Company commenced operations upon obtaining adequate financial resources through its initial public offering (the “Initial Public Offering”) of 23,000,000 units of the Company, each unit consisting of one Class A ordinary share and one-half
of one warrant (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, which is discussed in Note 5, and the sale of 13,250,000 warrants of the Company (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Initial Public Offering. In total, the Company received $238,650,000 from the sale of Class A shares and private placement warrants, as described above. $235,750,000 was deposited into trust. The Company has incurred $1,562,350 in costs as of March 31, 2022 and has $836,878 remaining in its working capital account.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.25 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the private placement warrants and the sale of forward purchase units, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had $836,878 in cash and working capital of $1,385,523. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans, but management has addressed this need for capital through the Initial Public Offering and believes it has sufficient cash and working capital to meet its needs through the earlier of the consummation of a business combination or twelve months from the date of this filing. As of March 31, 2022 the Company had $235,754,615 cash and investments held in its trust account for use in a potential business combination. The Company has until February 8, 2023 to complete a business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation, should a business combination not occur, and potential subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the caring amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the financial statements.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022.
Cash and Investments held in Trust
As of March 31, 2022 and December 31, 2021, the Company had
$235,754,615
 and $235,757,582, respectively, held in the Trust Account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which q
u
alify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.
Offering Costs Associated with Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $13,200,196 and were allocated among Class A Common Stock subject to possible redemption, the Public Warrants and Private Warrants.

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
The following reflects Class A ordinary shares subject to possible redemption at March 31, 2022:

Gross proceeds	$230,000,000
Less:
Offering costs allocated to Class A	(12,840,366)
Proceeds allocated to public warrants	(6,009,900)
Plus:
Remeasurement of carrying value to redemption value	24,600,266

Class A ordinary shares subject to possible redemption	$235,750,000
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,272,084	$818,021
Denominator:
Basic and diluted weighted average common shares	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.14	$0.14

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2022.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The Company recognized total warrant liabilities at March 31, 2022 of
$7,425,000,
which was a reduction of
$4,967,500 since
the valuation of $12,392,500 at December 31, 2021, and as such the Company re
c
ognized an unrealized gain through its statement of operations.

Concentration of Credit Risk
The Company’s cash is held on deposit in accounts at a large financial institution in amounts in exc ess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of
$250,000.
At March 31, 2022 and December 31, 2021, the Company held
$836,878
 and $1,090,391, respectively, at the bank. The Company has not experienced losses on this account as of March 31, 2022.

Derivative Financial Instruments
The Company accounts for derivative instruments in the form of warrant liabilities on its balance sheet. The derivative warrant liabilities meet the requirements of a liability under ASC 480 and qualify as a derivative under ASC 815. The derivative warrant liabilities are recorded at fair value, with subsequent changes in fair value running through its income statement. At March 31, 2022 and December 31, 2021, the fair value of derivative warrant liabilities was
$7,425,000
 and $12,392,500, respectively. For the period ended March 31, 2022 the Company recognized a
$4,967,500 unrealized
gain as
a result in change in fair value.
Stock-Based Compensation
Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee
and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. For the period ended March 31, 2022 the Company recognized $377,600 of stock-based compensation related to founder shares in the general and administrative expenses line item in the statement of operations.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU
2020-06
on January 1, 2022 and it did not impact the Company’s financial position, results of operations, or cash flows.
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

Note 4 — Related Party Transactions
Founder Shares
In April 2021, the sponsor acquired 5,750,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,750,000 Class B founder shares. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. On July 23, 2021, our sponsor transferred, for no consideration, 50,000 founder shares to each of our three independent directors, 10,000 founder shares to each of the two members of the Company’s board of advisors, 50,000 founder shares to Ryan Goepel, our Chief Financial Officer, and 75,000 founder shares to Jeremy Falk, our Chief Operating Officer. The fair value of the founder shares at March 31, 2022 is $1,888,000. The founder shares are accounted for as stock-based compensation, amortized straight-line over the life of the SPAC, or 15 months.
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
Employee Compensation
The Company has an agreement with three key employees to pay Mr. Falk, Mr. Wegel, and Mr. Goepel $20,000, $5,000, and $2,500 per month, respectively, in respect of services to be provided to us in advance of the completion of our initial business combination.
Related Party Extension Loans
As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Company’s sponsor and its affiliates or designees must deposit into the Trust Account $0.10 per unit for an aggregate of $2,300,000. Any such payments would be made in the form of a loan. The terms of the loan in connection with the loan have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan.
Promissory Note
Pursuant to a Promissory Note, dated April 30, 2021, by and between the Company as the maker and its sponsor, AVi8 Acquisition LLC, the Company has borrowed $104,893 as of March 31, 2022, of which $17,350 has been repaid, leaving $87,543 as an outstanding payable to the sponsor as of March 31, 2022 on the Company’s balance sheet.

As of December 31, 2021, the outstanding payable to the sponsor was $90,043 on the Company’s balance sheet.

Private Placement Warrants
The Sponsor has purchased an aggregate of 13,250,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or approximately $13.25 million in the aggregate in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per ordinary share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
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
As of March 31, 2022 and December 31, 202
1
, the Company had $0 in borrowings under the Working Capital Loans.
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

Note 6 — Warrant Liabilities
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
As of March 31, 2022 and December 31, 2021, the Company recognized a
$7,425,000
and $12,392,500, respectively, warrant liability on its balance sheet. This is a reduction in the liability of
$4,967,500 since
its last valuation, with the change in fair value reported on the Company’s statement of operations as an unrealized gain.
Note 7 — Stockholders’ Deficit
Class
 A Ordinary Shares
— The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021
, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 199,000,000 Class B ordinary shares with a par value of $0.0001 per share. On
March 31, 2022

and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. Each Class B ordinary share has 10 votes.
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
Preferred Shares
— The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31,
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Cash and investments held in Trust Account	1	$235,754,615	$235,757,582
Liabilities
Warrant Liability – Public Warrants	1	$3,450,000	$5,635,000
Warrant Liability – Private Placement Warrants	3	$3,975,000	$6,757,500
The warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.
The Public Warrants and Private Placement Warrants were valued as of December 31, 2021 using a Monte Carlo simulation, and the Private Placement Warrants were valued as of March 31, 2022 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 85
%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.
The public warrants began separately trading on December 30, 2021, and therefore were transferred out of a Level 3 investment into a Level 1 investment.
The following table presents the quantitative information regarding Level 3 fair value measurements:

Input	December 31, 2021	March 31, 2022
Risk-free interest rate	1.26%	2.42%
Expected term (years)	5.50	5.55
Expected volatility	10.00%	3.79%
Exercise price	$11.50	$11.50
Unit Price (public)	$10.09	$10.05
Unit Price (private)	$9.87	$10.05

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrant Liabilities

Fair value as of December 31, 2021	$5,635,000
Change in valuation inputs and other assumptions	(2,782,500)

Fair value as of March 31, 2022	$3,975,000

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued.
The Company did not identify any subsequent events that would have required adjustment or disclosure to the financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we”, “us”, “our” or the “Company” are to Talon 1 Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
Overview
We were incorporated as a Cayman Islands exempted company and incorporated with limited liability on April 20, 2021. The Company was incorporated for the purpose of effecting a merger capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
On November 8, 2021, the Company consummated its initial public offering (the “IPO”) of 23,000,000 units (including the underwriters’ full exercise of their over-allotment option) at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
The Company will have 15 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate the Business Combination) (the “Completion Window”) to consummate the initial Business Combination by depositing $2,300,000 ($0.10 per share) in the Trust Account.
Pursuant to the terms of the Company’s second amended and restated memorandum and articles of association and the Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination by an additional three months, the Company’s Sponsor or its affiliates or designees must provide advance notice at least five days prior to the date which is 15 months from the closing of our initial public offering and must deposit into the trust account $2,300,000 ($0.10 per share), on or prior to the date which is 15 months from the closing of our initial public offering. Any such payments would be made in the form of a non-interest
bearing loan (an “Extension Loan”). If the Company completes its initial business combination, it will, at the option of the Company’s initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant (the “Extension Loan Warrants”). If the Company does not complete its initial Business Combination, it will repay such loans only from funds held outside of the Trust Account. The Company’s initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate its initial Business Combination within the applicable time period, it will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If the Company is unable to complete our initial Business Combination within the Completion Window, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since April 20, 2021 (inception) have been organizational activities and those necessary to prepare for our initial public offering. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating
income in the form of interest income on investments held in our trust account. Our expenses have increased substantially after the closing of our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from April 20, 2021 (inception) through December 31, 2021, we had a net loss of $468,403, which resulted primarily from operating and formation costs and offering costs relating to warrant liabilities, partially offset by a change in the fair value of derivative warrant liabilities.
For the three months ended March 31, 2022, we had net income of $4,090,105, which consisted of general and administrative costs of $886,928, offset by a favorable change in fair value of warrant liabilities of $4,967,500 and interest earned on marketable securities held in trust account of $9,533.
Liquidity and Capital Resources
As of March 31, 2022, we had $836,878 in cash and working capital of $1,385,523.
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
For the three months ended March 31, 2022, net cash used in operating activities was $251,013.
As of March 31, 2022, we had marketable securities held in the trust account of $235,754,615 (including approximately $9,533 of interest income) consisting of securities held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule2a-7
under the Investment Company Act which invest only in direct U.S. government treasury.

As of March 31, 2022, we had cash of $836,878 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. On March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
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
Off-Balance
Sheet Arrangements
As of the date of this Quarterly Report on Form
10-Q,
we did not have any
off-balance
sheet arrangements.
Commitments and Contractual Obligations
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
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our IPO or until we otherwise no longer qualify as an “emerging growth company.”
        Item 2.         Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
under the Exchange Act and are not required to provide the information otherwise required under this item.

        Item 3.
        Controls and Procedures
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
and
15d-15(e)
under the Exchange Act) as of the end of the fiscal year ended December 31, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.    OTHER INFORMATION
        Item 1.
        Legal Proceedings
None.
        Items 1A.        Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022, except as set forth below.
Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on April 1, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.
In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.
        Item 2.
        Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
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
(File
No. 333-260305)
was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 23,000,000 units (including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option) at an offering price to the public of $10.00 per unit for an aggregate offering price of $230,000,000, with each unit consisting of one Class A ordinary share and one-half
of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Credit Suisse Securities (USA) LLC and Exos Securities LLC acted as the representatives for the underwriters. Our initial public offering did not terminate before all of the securities registered in our registration statement were sold. Our initial public offering was consummated on November 8, 2021. The net proceeds from our initial public offering and the sale of the private placement warrants, including the underwriters’ deferred underwriting discounts fee of $8,050,000, are held in the trust account as of March 31, 2022. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned uses of proceeds from our initial public offering as described in our final prospectus dated November 3, 2021, which was filed with the SEC.
        Item 3.         Defaults upon Senior Securities
None.
        Item 4.         Mine Safety Disclosures
Not applicable.
        Item 5.         Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: May 16, 2022

By:	/s/ Edward J. Wegel
Name:	Edward J. Wegel
Title:	Chief Executive Officer (principal executive officer)