Form 10-Q
period 2022-06-30
Talon 1 Acquisition Corp
filed 2022-08-23
CIK 1860482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August

22
, 2022,
 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
TALON 1 ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Cash	$553,671	$1,090,391
Other current assets	708,222	828,996

Total current assets	1,261,893	1,919,387
Cash and investments held in Trust Account	235,828,184	235,757,582
Other non-current assets	—	274,845

Total Assets	$237,090,077	$237,951,814

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$204,416	$148,907
Note payable	—	90,043

Total current liabilities	204,416	238,950
Deferred underwriting compensation	8,050,000	8,050,000
Derivative warrant liabilities	3,712,500	12,392,500

Total liabilities	11,966,916	20,681,450
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.25 per share	235,828,184	235,750,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 199,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	677,016	—
Accumulated deficit	(11,382,614)	(18,480,211)

Total stockholders’ deficit	(10,705,023)	(18,479,636)

Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$237,090,077	$237,951,814

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021

General and administrative expenses	$791,077	$31,457

Loss from operations	(791,077)	(31,457)

Other income (expense):
Change in fair value of derivative warrant liabilities	3,712,500
Interest earned on cash and investments held in Trust Account	86,069

Total other income, net	3,798,569	—

Net income (loss)	$3,007,492	$(31,457)

Basic and diluted weighted average shares outstanding, Class A	23,000,000	—

Basic and diluted net income per share, Class A	$0.10	$—

Basic and diluted weighted average shares outstanding, Class B	5,750,000	5,750,000

Basic and diluted net income per share, Class B	$0.10	$(0.01)

	For the Six Months Ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021

General and administrative expenses	$1,678,005	$31,457

Loss from operations	(1,678,005)	(31,457)

Other income (expense):
Change in fair value of derivative warrant liabilities	8,680,000	—
Interest earned on cash and investments held in Trust Account	95,602	—

Total other income, net	8,775,602	—

Net income (loss)	$7,097,597	$(31,457)

Basic and diluted weighted average shares outstanding, Class A	23,000,000	—

Basic and diluted net income per share, Class A	$0.25	$—

Basic and diluted weighted average shares outstanding, Class B	5,750,000	5,750,000

Basic and diluted net income per share, Class B	$0.25	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	5,750,000	$575	$—	$(18,480,211)	$(18,479,636)
Stock-based compensation	—	—	377,600	—	377,600
Net income	—	—	—	4,090,105	4,090,105

Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$377,600	$(14,390,106)	$(14,011,931)

Stock-based compensation	—	—	377,600	—	377,600
Change in value of class A ordinary shares subject to possible redemption	—	—	(78,184)	—	(78,184)
Net income	—	—	—	3,007,492	3,007,492

Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$677,016	$(11,382,614)	$(10,705,023)

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of April 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(31,457)	(31,457)

Balance as of June 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(31,457)	$(6,457)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:

Net income (loss)	$7,097,597	$(31,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	755,200	—
Change in fair value of derivative warrant liabilities	(8,680,000)	—
Interest income earned on cash and investments in Trust Account	(95,602)	—
Bank service fees from cash and investments in Trust Account	25,000	—
Changes in operating assets and liabilities:
Other current assets	120,774	6,054
Accounts payable and accrued expenses	55,509	—
Accrued offering and formation costs	—	—
Non-current assets	274,845	—

Net cash used in operating activities	(446,677)	(25,403)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from loans from related parties	—	26,000
Repayment of loans from related parties	(90,043)	—

Net cash (used in) provided by financing	(90,043)	51,000

Net (decrease) increase in cash	(536,720)	25,597
Cash, beginning of period	1,090,391	—

Cash, end of the period	$553,671	$25,597
Supplemental disclosure of non-cash financing activities
Change in value of Class A ordinary shares subject to possible redemptio n	$78,184	$—
Accrued deferred financing costs	$—	$100,174

The accompanying notes are an integral part of these unaudited condensed financial statements.

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
The Company’s sponsor is AVi8 Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The Company commenced operations upon obtaining adequate financial resources through its initial public offering (the “Initial Public Offering”) of 23,000,000 units of the Company, each unit consisting of one Class A ordinary share and one-half
of one warrant (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, which is discussed in Note
3
, and the sale of 13,250,000 warrants of the Company (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Initial Public Offering. In total, the Company received $238,650,000 from the sale of Class A shares and private placement warrants, as described above. $235,750,000 was deposited into trust. The Company has incurred $2,378,023 in costs as of June 30, 2022
,
and has $553,671 remaining in its working capital account.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post- transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.25 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the private placement warrants and the sale of forward purchase units, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A ordinary shares, par value $0.0001
per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.25 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the

Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Liquidity and Capital Resources
As of June 30, 2022, the Company had $553,671 in cash and working capital of $1,057,477
.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As of June 30, 2022, the Company had
 $235,828,184 cash and investments held in its
Trust Account
for use in a potential business combination. The Company has until February 8, 2023 to complete a business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation, should a business combination not occur, and potential subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the caring amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the financial statements.
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

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Cash and Investments held in Trust Account
The cash and investments held in Trust Account are invested in U.S. Treasury only money market funds or U.S. Treasury Bills and is carried at fair value with the changes in fair value recorded in other income in the condensed statements of operations.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The redemption value of the Class A ordinary shares is remeasured each accounting period to reflect the redemption value as of the balance sheet date with an off set to additional paid -in capital.
The following reflects Class A ordinary shares subject to possible redemption at June 30, 2022:

Gross proceeds	$230,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,840,366)
Proceeds allocated to public warrants	(6,009,900)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	24,600,266

Class A ordinary shares subject to possible redemption as of December 31, 2021	235,750,000
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	78,184
Class A ordinary shares subject to possible redemption as of June 30, 2022	$235,828,184

Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented
.

	For the Three months ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021
Class A ordinary shares
Numerator:
Allocation of net income (loss)	$2,405,994	$—
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	—

Basic and diluted earnings per share	$0.10	$—

Class B ordinary shares
Numerator:
Allocation of net income (loss)	$601,498	$(31,457)
Denominator:
Basic and diluted Weighted Average shares outstanding	5,750,000	5,750,000

Basic and diluted earnings per share	$0.10	$(0.01)

	For the six months ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021
Class A ordinary shares
Numerator:
Allocation of net income (loss)	$5,678,078	$—
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	—

Basic and diluted earnings per share	$0.25	$—

Class B ordinary shares
Numerator:
Allocation of net income (loss)	$1,419,519	$(31,457)
Denominator:
Basic and diluted Weighted Average shares outstanding	5,750,000	5,750,000

Basic and diluted earnings per share	$0.25	$(0.01)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2022.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30,
2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the derivative warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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

The Company recognized total warrant liabilities at June 30, 2022 of $3,712,500, which was a reduction of $8,680,000 since the valuation of $12,392,500 at December 31, 2021, and as such the Company recognized an unrealized gain through its statement of operations.
Concentration of Credit Risk
The Company’s cash is held on deposit in accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company held $553,671 and $1,090,391, respectively, at the bank. The Company has not experienced losses on this account as of June 30, 2022.
Derivative Financial Instruments
The Company accounts for derivative instruments in the form of warrant liabilities on its balance sheet. The derivative warrant liabilities meet the requirements of a liability under ASC 480 and qualify as a derivative under ASC 815. The derivative warrant liabilities are recorded at fair value, with subsequent changes in fair value running through its income statement. At June 30, 2022 and December 31, 2021, the fair value of derivative warrant liabilities was $3,712,500 and $12,392,500, respectively. For the six months
 ended June 30, 2022
and
for the period from April 20, 2021 (inception) through
June 30, 2021
,
the Company recognized a $8,680,000
and $0, respectively,
 in change in fair value

of derivative warrant liabilities in the unaudited statements of operations
.
Stock-Based Compensation
Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. For the six months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2021 the Company recognized $755,200
 and $0, respectively,
of stock-based compensation related to founder shares in the general and administrative expenses line item in the unaudited statements
 of operations.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
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

Note 4 — Related Party Transactions
Founder Shares
In April 2021, the sponsor acquired 5,750,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,750,000 Class B founder shares. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. On July 23, 2021, our sponsor transferred, for no consideration, 50,000 founder shares to each of our three independent directors, 10,000 founder shares to each of the two members of the Company’s board of advisors, 50,000 founder shares to Ryan Goepel, our Chief Financial Officer, and 75,000 founder shares to Jeremy Falk, our Chief Operating Officer. The fair value of the founder shares at June 30, 2022 is $1,888,000. The founder shares are accounted for as stock-based compensation, amortized on a
straight-line
basis
over the life of the
Company
, or 15 months.
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
Promissory Note
On April 30, 2021, the Company entered into a promissory note with the Sponsor, pursuant to which the Company could borrow up to $300,000. Entire principal balance of the note was payable on the earlier of (i) the date on which the Company consummates and in initial public offer of its securities or (ii) December 21, 2021.
The promissory note does not bear interest and did not require collateral. The Company borrowed a total o
f $104,693
from inception through December 31, 2021 and repaid $14,850 during the same period. The outstanding balance of the promissory note was
 $90,043

as of December 31, 2021, which was repaid in full during the six months ended June 30, 2022.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had $0 in borrowings under the Working Capital Loans.
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
Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

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
Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

As of June 30, 2022 and December 31, 2021, the Company recognized a $3,712,500 and $12,392,500, respectively, derivative

warrant liability on its balance sheet. This is a reduction in the liability of $8,680,000 since its last valuation, with the change in fair value reported on the Company’s statement of operations as an unrealized gain.
Note 7 — Stockholders’ Deficit
Class A Ordinary Shares - The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class B Ordinary Shares - The Company is authorized to issue 199,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. Each Class B ordinary share has 10 votes.
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
Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash held in Trust Account	1	$235,828,184	$235,757,582
Liabilities
Warrant Liability – Public Warrants	1	$1,725,000	$5,635,000
Warrant Liability – Private Placement Warrants	3	$1,987,500	$6,757,500
The warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within
derivative

warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.
The Public Warrants and Private Placement Warrants were valued as of December 31, 2021 using a Monte Carlo simulation, and the Private Placement Warrants were valued as of June 30, 2022 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 33%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The public warrants began separately trading on December 30, 2021, and therefore were transferred out of a Level 3 investment into a Level 1 investment.
The following table presents the quantitative information regarding Level 3 fair value measurements:

Input	June 30, 2022	December 31, 2021

Risk-free interest rate	3.01%	1.26%
Expected term (years)	5.43	5.50
Expected volatility	3.00%	10.00%
Exercise price	$11.50	$11.50
Unit Price (public)	$10.13	$10.09
Class A Ordinary Shares	$10.06	$9.87
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrant Liabilities
Fair value as of December 31, 2021	$6,757,500
Change in valuation inputs and other assumptions	(4,770,000)

Fair value as of June 30, 2022	$1,987,500

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued.
The Company did not identify any subsequent events that would have required adjustment or disclosure to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
For the three months ended June 30, 2022, we had net income of $3,007,492, which consisted of general and administrative costs of $791,077, offset by a favorable change in fair value of warrant liabilities of $3,712,500 and interest earned on cash and marketable securities held in Trust Account of $86,069.
For the period from April 20, 2021 (inception) through June 30, 2021, we had a net loss of $31,457, which consisted of all general and administrative costs.
For the six months ended June 30, 2022, we had net income of $7,097,597, which consisted of general and administrative costs of $1,678,005, offset by a favorable change in fair value of warrant liabilities of $8,680,000 and interest earned on cash and marketable securities held in Trust Account of $95,602
.
Liquidity and Capital Resources
As of June 30, 2022, we had $553,671 in cash and working capital of $1,057,477.
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
For the six months ended June 30, 2022, net cash used in operating activities was $446,677.
For the period from April 20, 2021 (inception) through June 30, 2021, net cash used in operating activities was $25,403.
As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $235,828,184 (including approximately $124,774 of interest income) consisting of securities held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under

Rule2a-7

under the Investment Company Act which invest only in direct U.S. government treasury.
As of June 30, 2022, we had cash of $553,671 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As of June 30, 2022, the Company had $235,828,184 cash and investments held in its Trust Account for use in a potential business combination. The Company has until February 8, 2023 to complete a business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation, should a business combination not occur, and potential subsequent dissolution.
As of June 30, 2022, the Company had $553,671 in cash and working capital of $1,050,304. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. However, if our estimates of the costs of identifying a target business, undertaking in-depth

due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as a result of this uncertainty.
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
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. On June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule

12b-2

under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e)

and

15d-15(e)

under the Exchange Act) as of the end of the fiscal year ended December 31, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were effective. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our controls around the carrying value of our Class A Ordinary Shares subject to redemption were not effectively designed or maintained to prevent an error in the calculation such carrying value, as the Company failed to adjust the carrying value to account for the interest and dividends accrued in the Trust Account during the quarterly period ended June 30, 2022 during the closing process. The failure to accrue interest and dividends resulted in us having to record a post-closing journal entry to correct the error prior to filing this Quarterly Report. Since this control deficiency could lead to a material misstatement, management concluded that there was a material weakness in internal control over financial reporting.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our closing process with respect to the review of the carrying value of the of Class A Ordinary Shares subject to redemption.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules

13a-15(f)

and

15d-15(f)

under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our

Form 10-Q

for the period ended March 31, 2022 filed with the SEC on May 16, 2022 and the risk factors disclosed in our

Form 10-K

for the year ended December 31, 2021 filed with the SEC on April 1, 2022, except for the following amended and restated risk factor.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to our controls around the carrying value of our Class A ordinary shares subject to redemption. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
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
Use of Proceeds
On November 3, 2021, our registration statement on Form

S-l

(File

No. 333-260305)

was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 23,000,000 units (including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option) at an offering price to the public of $10.00 per unit for an aggregate offering price of $230,000,000, with each unit consisting of one Class A ordinary share and one-half

of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Credit Suisse Securities (USA) LLC and Exos Securities LLC acted as the representatives for the underwriters. Our initial public offering did not terminate before all of the securities registered in our registration statement were sold. Our initial public offering was consummated on November 8, 2021. The net proceeds from our initial public offering and the sale of the private placement warrants, including the underwriters’ deferred underwriting discounts fee of $8,050,000, are held in the Trust Account as of June 30, 2022. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned uses of proceeds from our initial public offering as described in our final prospectus dated November 3, 2021, which was filed with the SEC.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
Dated: August 22, 2022

By:	/s/ Edward J. Wegel
Name:	Edward J. Wegel
Title:	Chief Executive Officer (principal executive officer)