Form 10-Q
period 2022-09-30
Talon 1 Acquisition Corp
filed 2022-11-23
CIK 1860482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
662-3114
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
As of November
22
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TALON 1 ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Cash	$461,603	$1,090,391
Other current assets	490,027	828,996

Total current assets	951,630	1,919,387
Cash and investments held in Trust Account	236,976,167	235,757,582
Other non-current assets		274,845

Total Assets	$237,927,797	$237,951,814

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$512,476	$148,907
Promissory note – related party	—	90,043
Due to related party	8,463	—

Total current liabilities	520,939	238,950
Deferred underwriting compensation	8,050,000	8,050,000
Derivative warrant liabilities	1,732,500	12,392,500

Total liabilities	10,303,439	20,681,450
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.30 per share at September 3 0 , 2022 and $10.25 per share at December 31, 2021	236,976,167	235,750,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 199,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,352,384)	(18,480,211)

Total stockholders’ deficit	(9,351,809)	(18,479,636)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit	$237,927,797	$237,951,814

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
General and administrative expenses	$1,004,386	$809

Loss from operations	(1,004,386)	(809)

Other income:
Unrealized gain on change in fair value of derivative warrant liabilities	1,980,000	—
Income earned on cash and marketable securities held in Trust Account	1,147,983	—

Total other income	3,127,983	—

Net income (loss)	$2,123,597	$(809)

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	—

Basic and diluted net income per share, Class A common stock	$0.07	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.00)

	For the Nine Months Ended September 30, 2022	For the period from April 20, 2021 (inception) through September 30, 2021
General and administrative expenses	$2,682,391	$32,266

Loss from operations	(2,682,391)	(32,266)

Other income:
Unrealized gain on change in fair value of derivative warrant liabilities	10,660,000	—
Income earned on cash and marketable securities held in Trust Account	1,243,585	—

Total other income	11,903,585	—

Net income (loss)	$9,221,194	$(32,266)

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	—

Basic and diluted net income per share, Class A common stock	$0.32	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.32	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2021	5,750,000	$575	$—	$(18,480,211)	$(18,479,636)
Stock-based compensation	—	—	377,600	—	377,600
Net income	—	—	—	4,090,105	4,090,105

Balance as of March 31, 2022	5,750,000	$575	$377,600	$(14,390,106)	$(14,011,931)

Stock-based compensation	—	—	377,600	—	377,600
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(78,184)	—	(78,184)
Net income	—	—	—	3,007,492	3,007,492

Balance as of June 30, 2022	5,750,000	$575	$677,016	$(11,382,614)	$(10,705,023)

Stock-based compensation	—	—	377,600	—	377,600
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(1,054,616)	(93,367)	(1,147,983)
Net income	—	—	—	2,123,597	2,123,597

Balance as of September 30, 2022	5,750,000	$575	$—	$(9,352,384)	$(9,351,809)

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of April 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(31,457)	(31,457)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(31,457)	$(6,457)
Net loss	—	—	—	(809)	(809)

Balance as of September 30, 2021	5,750,000	$575	$24,425	$(32,266)	$(7,266)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the period from April 20, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$9,221,194	$(32,266)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,132,800	—
Unrealized gain on change in fair value of warrant liabilities	(10,660,000)	—
Unrealized gain on change in fair value on marketable securities held in Trust Account	(1,218,585)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	(386,322)
Other current assets	338,969	—
Accounts payable and accrued expenses	363,569	—
Accrued offering and formation costs	—	327,404
Non-current assets	274,845	—
Due to related party	8,463	—

Net cash used in operating activities	(538,745)	(91,184)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial shareholders	—	25,000
Proceeds from promissory note - related party	—	95,972
Repayment of promissory note - related party	(90,043)	—

Net cash (used in) provided by financing	(90,043)	120,972

Net (decrease) increase in cash	(628,788)	29,788
Cash, beginning of period	1,090,391	—

Cash, end of the period	$461,603	$29,788

Supplemental disclosure of non-cash financing activities
Change in value of Class A ordinary shares subject to possible redemption	$1,226,167	$—

Accrued offering and formation costs	$—	$327,404

Deferred offering costs associated with proposed public offering	$—	$386,322

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Organization, Business Operations and Going Concern
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
The Company’s sponsor is AVi8 Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The Company commenced operations upon obtaining adequate financial resources through its initial public offering (the “Initial Public Offering”) of 23,000,000 units of the Company, each unit consisting of one Class A ordinary share and one-half
of one warrant (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, which is discussed in Note 3, and the sale of 13,250,000 warrants of the Company (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Initial Public Offering. In total, the Company received $238,650,000 from the sale of Class A ordinary shares and Private Placement Warrants, as described above. $235,750,000 was deposited into trust. The Company has incurred $3,357,813 in cost as of September 30, 2022 and has $430,691 remaining in its working capital account.
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
The Company has until 15 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company is not able to consummate a Business Combination within 15 months, the Company, by resolution of the board of the Company, at the request of the Company’s Sponsor, may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination), subject to the Company’s Sponsor providing advance notice and depositing additional funds into the Trust Account as set out below (the “Combination Period”). Pursuant to the terms of the Company’s second amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 3, 2021, in order to extend the time available for the Company to consummate its initial Business Combination by an additional three months, the Company’s Sponsor or its affiliates or designees must provide advance notice at least five days prior to the date which is 15 months from the closing of our Initial Public Offering and must deposit into the Trust Account $2,300,000 ($0.10 per share), on or prior to the date which is 15 months from the closing of our Initial Public Offering. In the event that the Company receives notice from its Sponsor at least five days prior to the deadline to effect the extension, the Company intends to issue a press release announcing such intention at least three days prior to the deadline. In addition, the Company intends to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. However, the Company’s initial shareholders and its affiliates or designees are not obligated to fund the Trust Account to extend the time to consummate a Business Combination.
If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (the “Combination Period”) (or 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) and the Company’s shareholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Capital Resources
As of September 30, 2022, the Company had $461,603 in cash and working capital of $430,691. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As of September 30, 2022, the Company had $236,976,167 cash and investments held in its Trust Account for use in a potential Business Combination. The Company has until February 8, 2023 to complete a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA includes provisions imposing a 1% excise tax on share repurchases by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. The excise tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Although the Company was incorporated in the Cayman Islands, there is a possibility that it may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes its parent or affiliate. While not free from doubt, absent any further guidance, it is possible that the excise tax will apply to any redemptions of the Company’s shares after December 31, 2022, including redemptions made in connection with an initial Business Combination or redemptions made if the Company is unable to consummate a Business Combination within the requisite time period. The application of the excise tax to any redemptions the Company makes after December 31, 2022 could potentially reduce the per-share amount that the public stockholders would otherwise be entitled to received.
Note 2 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
filed with the SEC on April 4, 2022.
Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net income (loss) or financial position as previously reported.
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

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Cash and Investments held in Trust Account
At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in a money market fund that only invests in U.S. Treasury securities or U.S. Treasury Bills. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The change in fair value is recorded as income earned on cash and investments held in Trust Account in the accompanying condensed statement of operations.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.
Offering Costs Associated with Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $13,200,196 and were allocated among Class A ordinary shares subject to possible redemption, the Public Warrants and Private Warrants. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the Business Combination and its encumbrance to the Trust Account.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.
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
capital.
The following reflects Class A ordinary shares subject to possible redemption at September 30, 2022:

Gross proceeds	$230,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,840,366)
Proceeds allocated to public warrants	(6,009,900)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	24,600,266

Class A ordinary shares subject to possible redemption as of December 31, 2021	235,750,000
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	1,226,167

Class A ordinary shares subject to possible redemption as of September 30, 2022	$236,976,167

Net Income (Loss) Per Ordinary Share
The Company applies the
two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

	For the Three Months ended September 30, 2022	For the three months ended September 30, 2021
Class A ordinary shares
Numerator:
Allocation of net income	$1,698,878	$—
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	—

Basic and diluted earnings per share	$0.07	$—

Class B ordinary shares
Numerator:
Allocation of net income (loss)	$424,719	$(809)
Denominator:
Basic and diluted Weighted Average shares outstanding	5,750,000	5,750,000

Basic and diluted earnings per share	$0.07	$(0.00)

	For the Nine Months ended September, 2022	For the period from April 20, 2021 (inception) through September 30, 2021

Class A ordinary shares
Numerator:
Allocation of net income	$7,376,955	$—
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	—

Basic and diluted earnings per share	$0.32	$—

Class B ordinary shares
Numerator:
Allocation of net income (loss)	$1,844,239	$(32,266)
Denominator:
Basic and diluted Weighted Average shares outstanding	5,750,000	5,750,000

Basic and diluted earnings per share	$0.32	$(0.01)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no deferred tax assets as of September 30, 2022.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period with the change in fair value recognized in the Company’s statement of operations. The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. At September 30, 2022 and December 31, 2021, the fair value of derivative warrant liabilities was $1,732,500 and $12,392,500, respectively. For the nine months ended September 30, 2022 and for the period from April 20, 2021 (inception) through September 30, 2021, the Company recognized a $10,660,000 and $0, respectively, in change in fair value of derivative warrant liabilities in the unaudited statements of operations.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, includes:

•	Level 1 - Observable inputs for identical assets or liabilities such as quoted prices in active markets;

•	Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•
Level 3 - Unobservable inputs in which little or no market data exists, which are therefore developed by the Company using estimates and assumptions that reflect those that a market participant would use.

Concentration of Credit Risk
The Company’s cash is held on deposit in accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company held $461,603 and $1,090,391, respectively, at the bank. The Company has not experienced losses on this account as of September 30, 2022.
Stock-Based Compensation
Stock-based compensation is accounted for based on the requirements of ASC 718 - “Compensation-Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee
and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. For the nine months ended September 30, 2022 and for the period from April 20, 2021 (inception) through September 30, 2021 the Company recognized $1,132,800 and $0, respectively, of stock-based compensation related to founder shares issued to employees and directors and included in the general and administrative expenses line item in the accompanying unaudited condensed statements of operations.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)
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
Note 3 - Initial Public Offering
On November 8, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 - Related Party Transactions
Founder Shares
In April 2021, the Sponsor acquired 5,750,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,750,000 Class B founder shares. Prior to the initial investment in the Company of $25,000 by our Sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. On July 23, 2021, our sponsor transferred, for no consideration, 50,000 founder shares to each of our three independent directors, 10,000 founder shares to each of the two members of the Company’s board of advisors, 50,000 founder shares to Ryan Goepel, our Chief Financial Officer, and 75,000 founder shares to Jeremy Falk, our Chief Operating Officer. The fair value of the founder shares at September 30, 2022 is $1,888,000. The founder shares are accounted for as stock-based compensation, amortized on a straight-line basis over the life of the Company, or 15 months.
Class B Founder Shares
The Class B founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial Business Combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B founder shares will equal, in the aggregate on an as-converted
basis, 15% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of our Initial Public Offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class B founder shares plus (iii) the total number of Class A ordinary shares issu
e
d or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, and (y) any private placement warrants issued to our sponsor, its affiliates or any member of our management team upon conversion of working capital loans. Prior to our initial Business Combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment of directors.
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
Promissory Note – Related Party
On April 30, 2021, the Company entered into a promissory note with the Sponsor, pursuant to which the Company could borrow up to $300,000. Entire principal balance of the note was payable on the earlier of (i) the date on which the Company consummates and in initial public offer of its securities or (ii) December 31, 2021. The promissory note does not bear interest and did not require collateral. The Company borrowed a total of $104,893 from inception through December 31, 2021 and repaid $14,850 during the same period. The outstanding balance of the promissory note was $90,043 as of December 31, 2021, which was fully repaid during the nine months ended September 30, 2022.
Due to Related Party
As of September 30, 2022 and December 31, 2021, the balance was $8,463 and $0, respectively. The entire balance represented expenses paid by the Sponsor on behalf of the Company.
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
(except as described below in Note 6 under “Warrants - Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had $0 in borrowings under the Working Capital Loans.
Note 5 - Commitments & Contingencies
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
Note 6 - Warrant Liabilities
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

As of September 30, 2022 and December 31, 2021, the Company recognized a $1,732,500 and $12,392,500, respectively, derivative warrant liability on its balance sheet. This is a reduction in the liability of $10,660,000 since its last valuation, with the change in fair value reported on the Company’s statement of operations as an unrealized gain.
Note 7 - Stockholders’ Deficit
Class A Ordinary Shares - The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class B Ordinary Shares - The Company is authorized to issue 199,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding. Each Class B ordinary share has 10 votes.
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
Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Note 8 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Cash held in Trust Account	1	$236,976,167	$235,757,582
Liabilities
Warrant Liability - Public Warrants	1	$805,000	$5,635,000
Warrant Liability - Private Placement Warrants	3	$927,500	$6,757,500
The warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within derivative warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.
The Public Warrants and Private Placement Warrants were valued as of December 31, 2021 using a Monte Carlo simulation, and the Private Placement Warrants were valued as of September 30, 2022 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 10%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.
The public warrants began separately trading on December 30, 2021, and therefore were transferred out of a Level 3 investment into a Level 1 investment.
The following table presents the quantitative information regarding Level 3 fair value measurements:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4.06%	1.26%
Expected term (years)	5.30	5.50
Expected volatility	2.00%	10.00%
Exercise price	$11.50	$11.50
Unit Price (public)	$10.20	$10.09
Class A Ordinary Shares	$10.19	$9.87
The following table presents the changes in Level 3 liability for the three and nine months ended September 30, 2022:

Warrant Liabilities
Fair value as of December 31, 2021	$6,757,500
Change in valuation inputs and other assumptions	(2,782,500)

Fair value as of March 31, 2022	3,975,000
Change in valuation inputs and other assumptions	(1,987,500)

Fair value as of June 30, 2022	1,987,500
Change in valuation inputs and other assumptions	(1,060,000)

Fair value as of September 30, 2022	$927,500

Note 9 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On November 8, 2021, the Company consummated its initial public offering (the “initial public offering”) of 23,000,000 units (including the underwriters’ full exercise of their over-allotment option) at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

The Company will have 15 months from the closing of the initial public offering (or up to 18 months from the closing of the initial public offering if the Company extends the period of time to consummate the Business Combination) (the “Completion Window”) to consummate the initial Business Combination by depositing $2,300,000 ($0.10 per share) in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Pursuant to the terms of the Company’s second amended and restated memorandum and articles of association and the Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination by an additional three months, the Company’s Sponsor or its affiliates or designees must provide advance notice at least five days prior to the date which is 15 months from the closing of our initial public offering and must deposit into the Trust Account $2,300,000 ($0.10 per share), on or prior to the date which is 15 months from the closing of our initial public offering. Any such payments would be made in the form of a non-interest bearing loan. If the Company completes its initial Business Combination, it will, at the option of the Company’s initial shareholders or their affiliates or designees, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant. If the Company does not complete its initial Business Combination, it will repay such loans only from funds held outside of the Trust Account. The Company’s initial shareholders or their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate its initial Business Combination within the applicable time period, it will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since April 20, 2021 (inception) have been organizational activities and those necessary to prepare for our initial public offering. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income and unrealized gains on investments held in our Trust Account. Our expenses have increased substantially after the closing of our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expense related to the search for a prospective initial Business Combination.

For the three months ended September 30, 2022, we had net income of $2,123,597, which consisted of general and administrative costs of $1,004,386, offset by a favorable change in fair value of warrant liabilities of $1,980,000 and income earned on cash and marketable securities held in Trust Account of $1,147,983.

For the three months ended September 30, 2021, we had a net loss of $809, which consisted entirely of general and administrative costs.

For the nine months ended September 30, 2022, we had net income of $9,221,194, which consisted of general and administrative costs of $2,682,391, offset by a favorable change in fair value of warrant liabilities of $10,660,000 and income earned on cash and marketable securities held in Trust Account of $1,243,585.

For the period from April 20, 2021 (inception) through September 30, 2021, we had a net loss of $32,266, which consisted entirely of general and administrative costs.

Liquidity and Capital Resources

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

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $236,976,167 (including approximately $1,218,585 of income from the change in value of marketable securities held in the Trust Account) consisting of securities held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7 under the Investment Company Act which invest only in direct U.S. government treasury.

As of September 30, 2022, we had cash of $461,603 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As of September 30, 2022, the Company had $236,976,167 cash and investments held in its Trust Account for use in a potential Business Combination. The Company has until February 8, 2023 to complete a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution.

As of September 30, 2022, the Company had $461,603 in cash and working capital of $430,691. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. On September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022 and it did not impact the Company’s financial position, results of operations, or cash flows.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, payable upon the closing of the initial public offering. An additional fee of $0.35 per Unit, or $8,050,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our initial public offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting that was identified during our preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our controls around the carrying value of our Class A ordinary shares subject to redemption were not effectively designed or maintained to prevent an error in the calculation of such carrying value, as the Company failed to adjust the carrying value to account for the interest and dividends accrued in the Trust Account during the quarterly period ended June 30, 2022 during the closing process. The failure to accrue interest and dividends resulted in us having to record a post-closing journal entry to correct the error prior to filing this Quarterly Report. Since this control deficiency could lead to a material misstatement, management concluded that there was a material weakness in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

We have continued our remediation efforts in connection with the identification of the material weakness discussed above. Specifically, we have expanded and improved our closing process with respect to the review of the carrying value of the of Class A ordinary shares subject to redemption. As of September 30, 2022, the material weakness discussed above had not been fully remediated. Accordingly, we continue to remediate our controls regarding operating efficiency.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, filed with the SEC on May 16, 2022 and August 23, 2022, respectively, and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the amount of funds available for distribution in connection with a liquidation and may hinder our ability to consummate an initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Although we were incorporated in the Cayman Islands, there is a possibility that we may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate. While not free from doubt, absent any further guidance, it is possible that the excise tax will apply to any redemptions of our shares after December 31, 2022, including redemptions made in connection with an initial Business Combination or redemptions made if we are unable to consummate a Business Combination by or before the Completion Window. The application of the excise tax to any redemptions we make after December 31, 2022 could potentially reduce the per-share amount that our public stockholders would otherwise be entitled to received. In addition, the excise tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination.

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

Use of Proceeds

On November 3, 2021, our registration statement on Form S-l (File No. 333-260305) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 23,000,000 units (including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option) at an offering price to the public of $10.00 per unit for an aggregate offering price of $230,000,000, with each unit consisting of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Credit Suisse Securities (USA) LLC and Exos Securities LLC acted as the representatives for the underwriters. Our initial public offering did not terminate before all of the securities registered in our registration statement were sold. Our initial public offering was consummated on November 8, 2021. The net proceeds from our initial public offering and the sale of the private placement warrants, including the underwriters’ deferred underwriting discounts fee of $8,050,000, are held in the Trust Account as of September 30, 2022. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 3, 2021, which was filed with the SEC.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Dated: November 22, 2022

By:	/s/ Edward J. Wegel
Name:	Edward J. Wegel
Title:	Chief Executive Officer (principal executive officer)