Form 10-K
period 2022-12-31
Talon 1 Acquisition Corp
filed 2023-04-18
CIK 1860482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor Firm ID:	Auditor Name:	Auditor Location:
688	Marcum LLP	Houston, TX
The registrant’s Units began trading on the Nasdaq Global Market on November 8, 2021 and its Class A ordinary shares, par value $
0.0001
per share, commenced separate trading on December 30, 2021.
As of April 14, 202
3, there were 9,682,608

Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TALON 1 ACQUISITION CORP.

Annual Report on Form 10-K for the year ended December 31, 2022

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

•

the requirement that we complete an initial business combination within 15 months after the closing (or 24 months after the closing of our initial public offering if we extend the period of time to consummate a business combination) of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

•

if the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 15 months (or the next 24months if we extend the period of time to consummate a business combination), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

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

A total of $235,750,000 of the proceeds from the net proceeds of the sale of the units in our initial public offering, the sale of the over-allotment units, the sale of the over-allotment warrants and the sale of the private placement warrants were placed in a trust account at Bank of America, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account, none of the funds held in the trust account will be released until the earlier to occur of: (i) our completion of an initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith); (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our second amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

•	can potentially benefit from having a public currency to accelerate growth trajectory;

•	can benefit from our management team’s operating expertise, industry network, and financing experience;

•	are not reliant on financial leverage to generate returns;

•	are at the point in their lifecycle at which going public, with the support of our highly experienced management team and access to our robust industry networks, is a natural next step; and

•	are valued in such a way, relative to their public peers, that we will be able to offer an attractive risk- adjusted return for our stockholders.

We will also assess potential target opportunities based on the criteria described below:

•	Services provided: We will source and evaluate companies focused on one or more of the following services:

•	Aircraft services: includes fueling, cleaning, maintenance, and supply chain management

•	Airport services: includes passenger support, cargo handling, and ground handling (such as repositioning, ramp services, etc.)

•	Asset management: includes aircraft and component leasing – a core competency of our Sponsor

•	Technology: includes development and sale of aviation software, such as programs related to maintenance and longevity

•	Aircraft operations: includes transport of passengers and/or cargo in commercial, special mission or private contexts

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

Initial Business Combination

We will have until 15 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination by an additional nine months (for a total of up to 24 months to complete a business combination), subject to the Sponsor providing advance notice and depositing additional funds into the trust account. Pursuant to the terms of our second amended and restated memorandum and articles of association and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination by an additional three months, our Sponsor or its affiliates or designees must provide advance notice at least five days prior to the date which is 15 months from the closing of our initial public offering and must deposit into the trust account $2,300,000 ($0.10 per share in either case), on or prior to the date which is 15 months from the closing of our initial public offering. In the event that we receive notice from our Sponsor at least five days prior to the deadline of its wish for us to effect the extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein. In such event, the rights and warrants will be worthless.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post- transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post- transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for seeking shareholder approval or for purposes of a tender offer, as applicable. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

The net proceeds of our initial public offering and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination and to pay the deferred underwriting commissions. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of completion of our initial business combination as a result of the anti- dilution provisions contained in our second amended and restated memorandum and articles of association.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of our outstanding ordinary shares representing a majority of the voting power of all of our outstanding ordinary shares entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 1,966,305, or 20.3%, of the 9,682,608 public shares outstanding to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with our initial business combination.

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

Employees

We currently have three executive officers: Mr. Edward J. Wegel (Chairman of the Board and Chief Executive Officer), Mr. Ryan Goepel (Chief Financial Officer) and Mr. Jeremy Falk (Chief Operating Officer). These individuals are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Our executive offices are located at 2333 Ponce de Leon Blvd., Suite 630, Coral Gables, FL 33134 and our phone number is 786-662-3114. Our corporate website address is https://www.talon1acquisitioncorp.com/. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

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

Our initial shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 1,966,305, or 20.3%, of the 9,682,608 public shares outstanding to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our initial shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

We will have until 15 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination by an additional nine months (for a total of up to 24 months to complete a business combination), subject to the Sponsor providing advance notice and depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees must deposit into the trust account for the three month extension $2,300,000 ($0.10 per share), on or prior to the date which is 15 months from the closing of our initial public offering. Any such payment would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loan have not yet been negotiated. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to make permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein. In such event, the rights and warrants will be worthless.

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

As of December 31, 2022, we had cash of $92,674 held outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the duration of the completion window, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our Sponsor, will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.25 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.25 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per share” and other risk factors below.

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

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section of this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

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

Our second amended and restated memorandum and articles of association authorizes the issuance of up to 800,000,000 Class A ordinary shares, par value $0.0001 per share, 199,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preferred shares, par value $0.0001 per share. As of April 14, 2023, there are 790,317,392 and 193,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account Class A ordinary shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of Class B ordinary shares. Our Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of completion of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no preferred shares issued and outstanding. Our Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

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

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post- transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

As of March 24, 2023, our initial shareholders own an aggregate of 5,750,000 founder shares. The number of founder shares issued was determined based on the expectation that the total size of our initial public offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. In July 2021, our Sponsor transferred 50,000 founder shares to each of our three independent directors, 75,000 founder shares to Jeremy Falk, our Chief Operating Officer, 50,000 founder to shares to Ryan Goepel, our Chief Financial Officer, and 10,000 founder shares to each of our two members of our board of advisors. The founder shares will be worthless if we do not complete our initial business combination. In addition, our Sponsor purchased an aggregate of 13,250,000 private placement warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $13,250,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. The founder shares are identical to the Class A ordinary shares included in the units being sold in our initial public offering, except that they are Class B ordinary shares that automatically convert into our Class A ordinary shares at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the end of the completion window nears.

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

The founder shares will automatically convert into Class A ordinary shares at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities convertible or exercisable for Class A ordinary shares are issued or deemed issued in excess of the amounts sold in our initial public offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of our ordinary shares outstanding upon completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any Class A ordinary shares or equity- linked securities issued, or to be issued, to any seller in our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We identified a material weakness in our internal control over financial reporting related to our controls around the carrying value of our Class A ordinary shares subject to redemption. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Holders

As of March 24, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Use of Proceeds

On November 3, 2021, our registration statement on Form S-l (File No. 333-260305) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 23,000,000 units (including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option) at an offering price to the public of $10.00 per unit for an aggregate offering price of $230,000,000, with each unit consisting of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Credit Suisse Securities (USA) LLC and Exos Securities LLC acted as the representatives for the underwriters. Our initial public offering did not terminate before all of the securities registered in our registration statement were sold. Our initial public offering was consummated on November 8, 2021. The net proceeds from our initial public offering and the sale of the private placement warrants, including the underwriters’ deferred underwriting discounts fee of $8,050,000, are held in the trust account as of December 31, 2022. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned uses of proceeds from our initial public offering as described in our final prospectus dated November 3, 2021, which was filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Annual Report to “we,” “us” or the “Company” refer to Talon 1 Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AVi8 Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on April 20, 2021 as a Cayman Islands exempted company. Our business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (referred to in this Annual Report as our initial business combination). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target business that we have review or with any other target business.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering and search for a target for a possible business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account. Our expenses have increased substantially after the closing of our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses on prospective Business Combination candidates.

For the year ended December 31, 2022, we had a net income of $11,449,396 consisting of general and administrative costs of $3,826,521 offset by the change in fair value of derivative warrant liabilities of $11,897,500 and income earned in marketable securities held in Trust Account of $3,378,417.

For the period from April 20, 2021 (inception) through December 31, 2021, we had a net loss of $468,403 consisting of formation and operating costs of $675,422, offering costs allocated to warrant liabilities of $359,830 offset by the change in fair value of derivative warrant liabilities of $555,100 and income earned in marketable securities held in Trust Account of $11,749.

Recent Developments

On January 20, 2023, the Company entered into an investment advisory agreement with Genaesis, LLC (“Genaesis”) pursuant to which Genaesis will serve as the non-exclusive transaction advisor in connection with the potential identification and introduction of candidates to the Company for a business acquisition, or financing or equity investment in the Company. If the Company enters into a letter of intent with a potential target introduced by Genaesis within 24 months of this agreement, it shall pay Genaesis a 1% “Success fee” of the capital committed by the Company for the business acquisition.

In the event that the Company consummates a transaction facilitated by Genaesis, Genaesis is entitled to charge appropriate expenses for its services to the Company for placing an announcement and/or press release on their behalf.

On January 27, 2023, at an extraordinary general meeting (“Extraordinary General Meeting”) of the Company’s stockholders, the Company’s stockholders approved the amendment to the Company’s investment management trust agreement, dated as of November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (the “Trust Agreement Amendment”). Pursuant to the Trust Agreement Amendment, the Company will deposit into the Company’s trust account (the “Trust Account”), for each one-month extension, $330,000.

In connection with the Trust Agreement Amendment, AVi8 Acquisition LLC (the “Sponsor”) has agreed to make available to the Company an aggregate amount of up to US$4,000,000 pursuant to a promissory note in favor of the Sponsor (the “Note”).

The Sponsor may elect to convert up to $1,500,000 of the outstanding principal balance of the Note into warrants to purchase shares of Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant. The terms of such warrants issued in connection with such conversion shall be identical to the warrants issued to the Sponsor in connection with the Company’s initial public offering that closed on November 8, 2021. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any.

The proceeds of the Note will be used by the Company to deposit additional funds to the trust account in connection with the extension of the amount of time the Company has available to complete a business combination and to fund the Company’s operations.

At the Extraordinary General Meeting, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to nine (9) times for an additional one (1) month each time from February 8, 2023 to November 8, 2023 (which is 24 months from the closing of the Company’s initial public offering). Under Cayman Islands law, the Charter Amendment took effect upon approval by the shareholders. The Company plans to file the Charter Amendment with the Cayman Islands General Registry within 15 days of the Extraordinary General Meeting.

At the Extraordinary General Meeting, holders of 24,144,029 ordinary shares, comprised of 18,394,029 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), and 5,750,000 Class B ordinary shares, par value $0.0001 per share (together with Class A Ordinary Shares, the “Ordinary Shares”), were present in person or by proxy, representing approximately 83.98% of the voting power of the 28,750,000 issued and outstanding ordinary shares of Talon (“Outstanding Shares”) entitled to vote at the Extraordinary General Meeting as of the close of business on January 9, 2023, which was the record date for the Extraordinary General Meeting.

In connection with the Extraordinary General Meeting, shareholders properly elected to redeem an aggregate of 13,317,392 Class A Ordinary Shares at a redemption price of approximately $10.41 per share (the “Redemption”), for an aggregate redemption amount of approximately $138,639,176. Following such redemptions, approximately $100,799,675 will remain in the Talon trust account (the “Trust Account”), not including the extension payment of $330,000.

At the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from February 8, 2023 up to 9 times for an additional one (1) month each time up to November 8, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering).

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

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $239,110,999 consisting of securities held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7 under the Investment Company Act which invest only in direct U.S. government treasury.

As of December 31, 2022, we had cash of $92,674 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As of December 31, 2022, the Company had $239,110,999 cash and investments held in its Trust Account for use in a potential Business Combination. The Company had until February 8, 2023 to complete a Business Combination, however, the Company has since extended this date to November 8, 2023. If a Business Combination is not consummated by this date, there will be a mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution.

As of December 31, 2022, the Company had $92,674 in cash and working capital deficit of $335,839. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as a result of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Commitments and Contractual Obligations

We do not have any long term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space and administrative support. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or our liquidation. Effective March 31, 2021, we entered into a termination agreement with our sponsor to terminate the Administrative Support Agreement (and any accrued obligations pursuant thereto). Since our initial public offering, we have not made any payments under the Administrative Support Agreement and have paid for services rendered and expenses advanced by our sponsor on an as-needed basis.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. On December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024, for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s audited financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting that was identified during our preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our controls around the carrying value of our Class A ordinary shares subject to redemption were not effectively designed or maintained to prevent an error in the calculation of such carrying value, as the Company failed to adjust the carrying value to account for the interest and dividends accrued in the Trust Account during the quarterly period ended June 30, 2022 during the closing process. The failure to accrue interest and dividends resulted in us having to record a post-closing journal entry to correct the error prior to filing this Quarterly Report. Since this control deficiency could lead to a material misstatement, management concluded that there was a material weakness in internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control over the financial reporting process described above, which was initially identified at June 30, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, related party transactions and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

We have continued our remediation efforts in connection with the identification of the material weakness discussed above. Specifically, we have expanded and improved our closing process with respect to the review of the carrying value of the of Class A ordinary shares subject to redemption. As of December 31, 2022, the material weakness discussed above had not been fully remediated. Accordingly, we continue to remediate our controls regarding operating efficiency.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Directors

Name	Age	Position
Edward J. Wegel	65	Chairman of the Board and Chief Executive Officer
Ryan Goepel	48	Chief Financial Officer
Jeremy Falk	43	Chief Operating Officer
Maggie Arvedlund	43	Director
Marc Cho	47	Director
Joseph DaGrosa, Jr	58	Director
Nathaniel Felsher	42	Director
Abdol Moabery	55	Director

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

Mr. Ryan Goepel serves as our Chief Financial Officer. Mr. Goepel is the Chief Financial Officer of AVi8. He is also the Chief Financial Officer of Global Crossing Airlines Group, Inc. (“GlobalX”) since February 2020, and was elected to the board of directors of GlobalX in June 2020. Mr. Goepel is a seasoned finance and operations executive with over 20 years of experience, most recently serving as Chief Financial Officer for Flair Airlines Canada from August 2018 to November 2019 to transition from a Boeing 737 charter operator to a profitable, low-cost scheduled service carrier. Profitability was achieved at Flair through the modernization of the fleet, optimization of the flight schedule to focus and grow profitable routes, revamping key personnel, and the installation of a data driven, cost conscious operating mentality while preserving best-in-class safety, reliability and on time performance. Prior to Flair, Mr. Goepel served as Chief Financial Officer for Viking Exploration, an international oil and gas company, from December 2016 to August 2018, where he raised seed capital from a broad group of investors. Prior to Viking Exploration, Mr. Goepel served as Chief Financial Officer of CC Reservoirs, a Geoscience software company, from April 2015 to December 2016, where he was responsible for the accounting, compliance, treasury, tax, and strategic planning functions and was instrumental in establishing new offices and entities in South America, the Middle East and the Far East. Prior to CC Reservoirs, Mr. Goepel served as Chief Financial Officer of ZEiTECS, an artificial lift technology company, from December 2010 to April 2015, where he oversaw its sale to Schlumberger; KBR Services Business Unit Finance Leader overseeing 12,000 employees growing revenue from $300 million to $3 billion. In addition, Mr. Goepel served as the Director of Global Finance during the Burger King turnaround that culminated with its first ever public debt raise and successful initial public offering. He is a Certified Management Accountant, with an MBA from Texas A&M University and Bachelor of Arts from the University of British Columbia.

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

Mr. Marc Cho serves as the Chief Investment Officer for GA Telesis and is the President of the LIFT (Leasing, Investments, Finance & Trading) Group. LIFT’s mission is to apply the vast experience, expertise, and execution capabilities of GAT to make investments, manage assets, and develop new business strategies in the aviation sector. LIFT is comprised of the Asset Transaction Group (ATG: aircraft and engine leasing and trading and asset origination, management, and remarketing), Capital Management Group (CMG: management of third-party investor capital) the Leveraged Finance Group (LFG: alternative lender and financing solutions) and GA Telesis Rotorcraft (GATR: helicopter leasing and finance). Before joining GA Telesis in 2017, Mr. Cho served as President of Echelon Aviation, the aircraft investment platform for Prospect Capital, which he co-founded in 2014. Prior to that, Mr. Cho was a Director in the Aircraft Trading and Investment team at Bank of America Merrill Lynch (BAML) for nearly eight years, where he directed origination of aircraft leasing investments, acquisition of secondary market aircraft debt, and management of a lease portfolio that grew to over 90 aircraft. He also led the acquisition of over $2.5 billion in loans and execution of over 400 aircraft trades. Prior to BAML, Mr. Cho was a Senior Vice President at DVB Bank AG for over four years, where he closed over $2.0 billion in aircraft financings during his term. His prior experience also includes executive positions at GE Capital Aviation Services (GECAS) and the aircraft finance division of Heller Financial. Mr. Cho graduated from the Wharton School of the University of Pennsylvania, where he earned a bachelor of science in economics.

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

Advisor

Furthermore, our advisor is:

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Nathaniel Felsher and Abdol Moabery, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Maggie Arvedlund and Joseph DaGrosa, Jr., will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Edward J. Wegel and Marc Cho, will expire at the third annual general meeting.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Abdol Moabery, Mr. Nathaniel Felsher, Mr. Joseph DaGrosa, Jr., Ms. Maggie Arvedlund and Mr. Cho are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Advisors to the Board of Directors

We formed an advisory board comprised of two members, which appointments took effect upon the closing of our initial public offering. One of our advisors, Mr. Cho, was elected as a director of the Company on January 16, 2023 and no longer serves as an advisor. Our remaining advisor, Mr. Khoo, assists our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire. The advisor is neither paid nor reimbursed for any out-of-pocket expenses in connection with the search of acquisition targets before or after the consummation of our initial business combination. We have not currently entered into any formal arrangements or agreements with the advisor to provide services to us and he has no fiduciary obligations to present business opportunities to us.

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

The Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, may serve as a finder or provide other services for which they may be paid underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finder’s fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees by the company for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Further, commencing on the date our securities are first listed on Nasdaq, we will pay an amount equal to $10,000 per month, for up to 15 months (or for up to 24 months if we extend the period of time to consummate a business combination), to our sponsor for office space, utilities, secretarial support and administrative services provided to us.

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

Executive Officer and Director Compensation

Other than as described below, none of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on November 3, 2021, we have agreed to pay Mr. Falk a monthly consulting fee of $20,000, for services prior to the completion of our initial business combination (regardless of the amount of services provided), including preparation of our financial statements, SEC filings, financial due diligence of targets for our initial business combination and negotiations of an agreement for our initial business combination. In addition, on January 31, 2022 we paid Mr. Falk $25,000 in respect of services provided in advance of our initial public offering. We expect that Mr. Falk will devote a majority of his monthly business time on average to providing us these services, although Mr. Falk is entitled to receive the full monthly consulting fee irrespective of the amount of services he provides in a given month. In addition, in March 2022, we agreed to pay Mr. Wegel and Mr. Goepel $5,000 and $2,500 per month, respectively, in respect of services to be provided to us in advance of the completion of our initial business combination. We have agreed that commencing on November 3, 2021 through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor $10,000 per month, for up to 15 months (or up to 24 months, as applicable), for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 24, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,682,608 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,750,000 Class B ordinary shares outstanding as of March 24, 2023. The Class B ordinary shares will be convertible into Class A ordinary shares on a one-for-one basis (subject to adjustment) concurrently with or immediately following the consummation of our initial business combination. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our Sponsor because these securities are not exercisable within 60 days of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned(1)	% of Class
AVi8 Acquisition LLC (our Sponsor) (2)(3)	—	—	5,455,000	94.87%
Edward J. Wegel (2) (3)	—	—	5,455,000	94.87%
Jeremy Falk (3)	—	—	75,000	*
Joseph DaGrosa, Jr. (3)	—	—	50,000	*
Nathaniel Felsher (3)	—	—	50,000	*
Abdol Moabery (3)	—	—	50,000	*
Ryan Goepel (3)	—	—	50,000	*
Alvin Khoo (3)	—	—	10,000	*
Marc Cho (3)	—	—	10,000	*
Maggie Arvedlund (3)	—	—	—	—
All officers and directors as a group (9 individuals)	—	—	5,750,000	—
Saba Capital Management, L.P. (4)	2,079,249	21.5%	—	—
Millennium Management LLC (5)	1,736,015	17.9%	—	—
Shaolin Capital Management LLC (6)	672,661	7.0%	—	—
Glazer Capital, LLC (7)	1,039,683	10.7%	—	—

*	Less than one percent.
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
(4)

Based on information provided in a Schedule 13G/A filed with the SEC on February 14, 2023 by Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC. Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC share voting and dispositive power with respect to all of the reported shares. Based on such Schedule 13G/A, the business address for each of Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)

Based on information provided in a Schedule 13G/A filed with the SEC on January 25, 2023 by Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander. Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander share voting and dispositive power with respect to all of the reported shares and Integrated Core Strategies (US) LLC shares voting and dispositive power with respect to 1,296,015 shares. Based on such Schedule 13G/A, the business address for each of Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander is 399 Park Avenue, New York, NY 10022.

(6)

Based on information provided in a Schedule 13G filed with the SEC on February 14, 2023 by Shaolin Capital Management LLC. Shaolin Capital Management LLC has sole voting and dispositive power with respect to all of the reported shares. Based on such Schedule 13G, the business address for Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(7)

Based on information provided in a Schedule 13G/A filed with the SEC on March 10, 2023 by Glazer Capital, LLC and Paul J. Glazer. Glazer Capital, LLC and Paul J. Glazer share voting and dispositive power with respect to all of the reported shares. Based on such Schedule 13G/A, the business address for each of Glazer Capital, LLC and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2022, our initial stockholders own an aggregate of 5,750,000 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We currently utilize office space at 2333 Ponce de Leon Blvd., Suite 630, Coral Gables, FL 33134 from our Sponsor. We pay our Sponsor $10,000 per month, for up to 15 months (or up to 24 months, as applicable), for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our periodic reports for the respective periods and other required filings with the SEC for the period from April 20, 2021 (inception) through December 31, 2021 totaled $145,421 and for the year ended December 31, 2022 totaled $113,985. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from April 20, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from April 20, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from April 20, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022.

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Talon 1 Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency and has incurred significant losses. Additionally, if the Company is unable to complete a Business Combination by the close of business on November 8, 2023, the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB.
Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Houston, TX
April 17, 2023

TALON 1 ACQUISITION CORP.
BALANCE SHEETS

	As of December 31, 2022	As of December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$92,674	$1,090,391
Prepaid expenses and other current assets	315,459	828,996

Total current assets	408,133	1,919,387
Cash and investments held in trust account	239,110,999	235,757,582
Other non-current assets	—	274,845

Total Assets	$239,519,132	$237,951,814

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$741,584	$148,907
Due to related parties	2,388	—
Promissory note – related party	—	90,043

Total current liabilities	743,972	238,950
Deferred underwriting compensation	8,050,000	8,050,000
Derivative warrant liabilities	495,000	12,392,500

Total Liabilities	9,288,972	20,681,450

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.40 per share as of December 31, 2022 and $10.25 per share at December 31, 2021	239,110,999	235,750,000
Stockholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 199,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,881,414)	(18,480,211)

Total stockholders’ deficit	(8,880,839)	(18,479,636)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit	$239,519,132	$237,951,814

The accompanying notes are an integral part of these financial statements.

TALON 1 ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from April 20, 2021 (inception) through December 31, 2021
General and administrative expenses	$3,826,521	$675,422

Loss from operations	(3,826,521)	(675,422)
Other income (expense):
Offering costs allocated to warrant liabilities	—	(359,830)
Change in fair value of derivative warrant liabilities	11,897,500	555,100
Income earned in marketable securities held in Trust Account	3,378,417	11,749

Total other income, net	15,275,917	207,019

Net income (loss)	$11,449,396	$(468,403)

Basic and diluted weighted average shares outstanding, Class A	23,000,000	23,000,000

Basic and diluted net income (loss) per share, Class A	$0.40	$(0.02)

Basic and diluted weighted average shares outstanding, Class B	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B	$0.40	$(0.02)

The accompanying notes are an integral part of these financial statements.

TALON 1 ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid- In Capital	Accumulated Deficit	Total S tock holders’ Deficit
	Shares	Amount
Balance as of April 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Stock-based compensation	—	—	251,733	—	251,733
Proceeds from Private Placement Warrants in excess of fair value	—	—	6,312,300	—	6,312,300
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	(6,588,458)	(18,011,808)	(24,600,266)
Net loss	—	—	—	(468,403)	(468,403)

Balance as of December 31, 2021	5,750,000	575	—	(18,480,211)	(18,479,636)
Stock-based compensation	—	—	1,510,400	—	1,510,400
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	(1,510,400)	(1,850,599)	(3,360,999)
Net income	—	—	—	11,449,396	11,449,396

Balance as of December 31, 2022	5,750,000	$575	$—	$(8,881,414)	$(8,880,839)

The accompanying notes are an integral part of these financial statements.

TALON 1 ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from April 20, 2021 (inception) through December 31, 2021
Cash Flows Used in Operating Activities:
Net income (loss)	$11,449,396	$(468,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs allocated to warrant liabilities	—	359,830
Stock-based compensation	1,510,400	251,733
Unrealized change in fair value of derivative warrant liabilities	(11,897,500)	(555,100)
Income earned in marketable securities held in Trust Account	(3,353,417)	(11,749)
Other changes	—	4,167
Changes in operating assets and liabilities:
Other current assets	513,537	(828,996)
Accounts payable and accrued expenses	592,677	148,907
Non-current assets	274,845	(274,845)
Due to related party	2,388	—

Net cash used in operating activities	(907,674)	(1,374,456)

Cash flows from investing activities:
Proceeds deposited in Trust Account	—	(235,750,000)

Net cash used in investing activities	—	(235,750,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	—	225,400,000
Proceeds from private placement	—	13,250,000
Proceeds from sale of common stock to initial shareholders	—	25,000
Payment of deferred offering costs	—	(550,196)
Proceeds from loans from related parties	—	104,893
Repayments of loans from related parties	(90,043)	(14,850)

Net cash (used in) provided by financing activities	(90,043)	238,214,847

Net (decrease) increase in cash	(997,717)	1,090,391
Cash, beginning of period	1,090,391	—

Cash, end of period	$92,674	$1,090,391

Supplemental disclosure with respect to cash flows
Initial value of common stock subject to possible redemption	$—	$225,400,000

Deferred underwriter commissions payable	$—	$8,050,000

Initial classification of derivative warrant liabilities	$—	$12,947,600

Change in value of Class A ordinary shares subject to possible redemption	$3,360,999	$—

The accompanying notes are an integral part of these financial statements.

TALON 1 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021
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
The Company’s sponsor is AVi8 Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The Company commenced operations upon obtaining adequate financial resources through its initial public offering (the “Initial Public Offering”) of 23,000,000 units of the Company, each unit consisting of one Class A ordinary share and one-half
of one warrant (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, which is discussed in Note 5, and the sale of 13,250,000 warrants of the Company (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Initial Public Offering. In total, the Company received $238,650,000 from the sale of Class A ordinary shares and Private Placement Warrants, as described above. $235,750,000 was deposited into trust. The Company has incurred $3,826,521 in costs as of December 31, 2022 and has a deficit of $335,839 in working capital.
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
The Company has until 15 months from the closing of the Initial Public Offering to consummate a Business Combination. Following the approval of the Extension Amendment Proposal and Trust Amendment Proposal at the 2022 Special Meeting of Stockholders, the Company now has the right to extend the Combination Period for an additional nine (9) months, or such earlier date as determined by the Board, from February 8, 2023 to November 8, 2023 (“Extended Combination Period”). Pursuant to the terms of the Company’s second amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 3, 2021, in order to extend the time available for the Company to consummate its initial Business Combination by an additional nine months, the Company’s Sponsor or its affiliates or designees must provide advance notice at least five days prior to the date which is 15 months from the closing of our Initial Public Offering and must deposit into the Trust Account $330,000 ($0.06 per share), on or prior to the date which is 15 months from the closing of our Initial Public Offering. In the event that the Company receives notice from its Sponsor at least five days prior to the deadline to effect the extension, the Company intends to issue a press release announcing such intention at least three days prior to the deadline. In addition, the Company intends to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. However, the Company’s initial shareholders and its affiliates or designees are not obligated to fund the Trust Account to extend the time to consummate a Business Combination.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (the “Combination Period”) (or 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Capital Resources
As of December 31, 2022, the Company had $92,674 in cash and a working capital deficit of $335,839. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As of December 31, 2022, the Company had $239,110,999 of cash and investments held in its Trust Account for use in a potential Business Combination. The Company had until February 8, 2023 to complete a business combination, however, the Company has since extended this date until November 8, 2023. If a Business Combination is not consummated by this date, there will be a mandatory liquidation, should a business combination not occur, and potential subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 8, 2023.

Risks and Uncertainties
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these audited financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the financial statements.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition p eriod
difficult or impossible because of the potential differences in accounting standards used.

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Cash and Investments held in Trust Account
As of December 31, 2022 and 2021, all of the assets held in the Trust Account were invested in a money market fund that only invests in U.S. Treasury securities or U.S. Treasury Bills. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The change in fair value is recorded as income earned on cash and investments held in Trust Account in the accompanying statements of operations.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.
Offering Costs Associated with Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $13,200,196 and were allocated among Class A ordinary shares subject to possible redemption, the Public Warrants and Private Warrants, and stockholders’ deficit. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the Business Combination and its encumbrance to the Trust Account.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The redemption value of the Class A ordinary shares is remeasured each accounting period to reflect the redemption value as of the balance sheet date with an off set to additional paid-in
capital or retained earnings if the additional
paid-in
capital account is depleted.

The following reflects Class A ordinary shares subject to poss ibl
e redemption at December 31, 2022:

Gross proceeds	$230,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,840,366)
Proceeds allocated to public warrants	(6,009,900)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	24,600,266

Class A ordinary shares subject to possible redemption as of December 31, 2021	235,750,000
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	3,360,999

Class A ordinary shares subject to possible redemption as of December 31, 2022	$239,110,999

Net Income (Loss) Per Ordinary Share
The Company applies the
two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

	For the Year ended December 31, 2022	For the period from April 20, 2021 (inception) through September 30, 2021
Class A ordinary shares
Numerator:
Allocation of net income (loss)	$9,159,517	$(374,722)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	23,000,000

Basic and diluted earnings per share	$0.40	$(0.02)

Class B ordinary shares
Numerator:
Allocation of net income (loss)	$2,289,879	$(93,681)
Denominator:
Basic and diluted Weighted Average shares outstanding	5,750,000	5,750,000

Basic and diluted earnings per share	$0.40	$(0.02)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no deferred tax assets as of December 31, 2022 and 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge its exposures to cash flow, mar ket, or foreig
n currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period with the change in fair value recognized in the Company’s statements of operations. The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. At December 31, 2022 and 2021, the fair value of derivative warrant liabilities was $495,000 and 12,392,500, respectively. For the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, the Company recognized unrealized gains of $11,897,500 and $555,100, respectively, in change of fair value of derivative warrant liabilities in the statements of operations.

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

Concentration of Credit Risk
The Company’s cash is held on deposit in accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000. At December 31, 2022 and 2021, the Company held $92,674 and $1,090,391 at the bank. The Company has not experienced losses on this account as of December 31, 2022.
Stock-Based Compensation
Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee
and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. For the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, the Company recognized $1,510,400 and $251,733, respectively, of stock-based compensation related to founder shares in the general and administrative expenses in the accompanying statements of operations.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024, for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s audited financial statements.

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
Note 4 — Related Party Transactions
Founder Shares
In April 2021, the Sponsor acquired 5,750,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,750,000 Class B founder shares. Prior to the initial investment in the Company of $25,000 by our Sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. On July 23, 2021, our sponsor transferred, for no consideration, 50,000 founder shares to each of our three independent directors, 10,000 founder shares to each of the two members of the Company’s board of advisors, 50,000 founder shares to Ryan Goepel, our Chief Financial Officer, and 75,000
 founder shares to Jeremy Falk, our Chief Operating Officer. The fair value of the founder shares as of the date granted was $
1,888,000. The founder shares are accounted for as stock-based compensation, amortized on a straight-line basis over the life of the Company, or 15 months.
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

Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay to the Company’s sponsor a total of $10,000 per month, for up to 15 months for office space, utilities, secretarial support and administrative services. Upon completion of the Company’s initial business combination, the Company will cease paying these monthly fees. Effective March 31, 2022, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inceptions. As of December 31, 2022 and 2021, no fees were due to the Sponsor.
Employee Compensation
The Company has an agreement with three key employees to pay Mr. Falk, Mr. Wegel, and Mr. Goepel $20,000, $5,000, and $2,500 per month, respectively, in respect of services to be provided to us in advance of the completion of our initial Business Combination. The Company prepaid Mr. Goepel and Mr. Wegel their January 2023 compensation in December 2022 resulting in $7,500 being included in prepaid expenses and other current assets as of December 31, 2022 in the accompanying balance sheets. There were
no related party transactions included in prepaid expenses as of December 31, 2021.
Related Party Extension Loans
As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional nine months (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Company’s sponsor and its affiliates or designees must deposit into the Trust Account $0.10 per unit for an aggregate of $2,300,000
. Any such payments would be made in the form of a loan. The terms of the loan have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan.
Promissory Note – Related Party
On April 30, 2021, the Company entered into a promissory note with the Sponsor, pursuant to which the Company could borrow up to $300,000. Entire principal balance of the note was payable on the earlier of (i) the date on which the Company consummates an initial public offering of its securities or (ii) December 31, 2021. The promissory note does not bear interest and did not require collateral. The Company borrowed a total of $104,893 from inception through December 31, 2021 and repaid $14,850 during the same period. The outstanding balance of the promissory note was $90,043 as of December 31, 2021, which was fully repaid during the twelve months ended December 31, 2022.
Due to Related Party
As of December 31, 2022 and 2021, the balance was $2,388 and $0, respectively. The entire balance represented expenses paid by the Sponsor and Officers on behalf of the Company.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had $0 in borrowings under the Working Capital Loans.
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
Investment Advisory Agreement
On January 20, 2023, the Company entered into an investment advisory agreement with Genaesis, LLC (“Genaesis”) pursuant to which Genaesis will serve as the non-exclusive
transaction advisor in connection with the potential identification and introduction of candidates to the Company for a business acquisition, or financing or equity investment in the Company. If the Company enters into a letter of intent with a potential target introduced by Genaesis within 24 months of this agreement, it shall pay Genaesis a 1% “Success fee” of the capital committed by the Company for the business acquisition.

In the event that the Company consummates a transaction facilitated by Genaesis, Genaesis is entitled to charge appropriate expenses for its services to the Company for placing an announcement and/or press release on their behalf.
Note 6 — Warrant Liabilities
Public Warrants may only be exercised for a whole number of shares. No fractiona
l Pub
lic Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
As of December 31, 2022 and 2021, the Company recognized a $495,000 and $12,392,500, respectively, of derivative warrant liability on its balance sheet. This is a reduction in the derivative warrant liability of $11,897,500
, with the change in fair value reported on the Company’s statements of operations as an unrealized gain for the year ended December 31, 2022. The Company reported a unrealized gain of $
555,100 for the period from April 20, 2021 (inception) through December 31, 2021.
Note 7 — Stockholders’ Deficit
Class
 A Ordinary Shares
— The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 199,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding. Each Class B ordinary share has 10 votes.

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
Preferred Shares
— The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no preferred shares issued or outstanding.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value
:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash and investments held in Trust Account	1	$239,110,999	$235,757,582
Liabilities:
Warrant Liability – Public Warrants	1	$230,000	$5,635,000
Warrant Liability – Private Placement Warrants	3	$265,000	$6,757,500

The warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within derivative warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of derivative warrant liabilities in the statements of operations.
The Private Placement Warrants were valued as of December 31, 2022 and December 31, 2021 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was
2
%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. As of December 31, 2022 and 2021, the Public Warrants were valued using the level 1 quoted prices in an active market.
The public warrants began separately trading on December 30, 2021, and therefore were transferred out of a Level 3 investment into a Level 1 investment.
The following table presents the inputs used regarding Level 3 fair value measurements:

Input	December 31, 2022	December 31, 2021
Risk-free interest rate	3.99%	1.26%
Expected term (years)	5.24	5.50
Expected volatility	2.00%	10.00%
Exercise price	$11.50	$11.50
Unit Price (public)	$10.37	$10.09
Unit Price (private)	$11.50	$9.87
The following table presents the quantitative information regarding Level 3 fair value measurements:

	Private Placement	Public	Warrant Liabilities
Fair value as of April 20, 2021 (inception)	$—	$—	$—
Initial measurement on September 30, 2021	6,937,700	6,009,900	12,947,600
Change in valuation inputs and other assumptions	(180,200)	(374,900)	(555,100)
Public warrants transfer to level 1	—	(5,635,000)	(5,635,000)

Fair value as of December 31, 2021	6,757,500	—	6,757,500
Change in valuation inputs and other assumptions	(6,492,500)	—	(6,492,500)

Fair value as of December 31, 2022	$265,000	$—	$265,000

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements, other than as described below.
On January 20, 2023, the Company entered into an investment advisory agreement with Genaesis, LLC (“Genaesis”) pursuant to which Genaesis will serve as the non-exclusive
transaction advisor in connection with the potential identification and introduction of candidates to the Company for a business acquisition, or financing or equity investment in the Company. If the Company consummates a business acquisition with a potential target introduced by Genaesis within 24 months of this agreement, it will pay Genaesis a

1
%
“Success fee” of the capital committed by the Company to the business acquisition.
In the event that the Company consummates a transaction facilitated by Genaesis, Genaesis is entitled to charge appropriate expenses for its services to the Company for placing an announcement and/or press release on their behalf.
On January 27, 2023, at an extraordinary general meeting (“Extraordinary General Meeting”) of the Company’s stockholders, the Company’s stockholders approved the amendment to the Company’s investment management trust agreement, dated as of November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (the “Trust Agreement Amendment”). Pursuant to the Trust Agreement Amendment, the Company will deposit $330,000 into the Company’s trust account (the “Trust Account”), for each one-month
extension.
In connection with the Trust Agreement Amendment, AVi8 Acquisition LLC (the “Sponsor”) has agreed to make available to the Company an aggregate amount of up to $4,000,000 pursuant to a promissory note in favor of the Sponsor (the “Note”).
The Sponsor may elect to convert up to $1,500,000 of the outstanding principal balance of the Note into warrants to purchase shares of Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant. The terms of such warrants issued in connection with such conversion shall be identical to the warrants issued to the Sponsor in connection with the Company’s initial public offering that closed on November 8, 2021. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any.
The proceeds of the Note will be used by the Company to deposit additional funds to the trust account in connection with the extension of the amount of time the Company has available to complete a business combination and to fund the Company’s operations.
At the Extraordinary General Meeting, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to nine (9) times for an additional one (1) month each time from February 8, 2023 to November 8, 2023 (which is 24 months from the closing of the Company’s initial public offering). Under Cayman Islands law, the Charter Amendment took effect upon approval by the shareholders.
At the Extraordinary General Meeting, holders of 24,144,029 ordinary shares, comprised of 18,394,029 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), and 5,750,000 Class B ordinary shares, par value $0.0001 per share (together with Class A Ordinary Shares, the “Ordinary Shares”), were present in person or by proxy, representing approximately 83.98% of the voting power of the 28,750,000 issued and outstanding ordinary shares of Talon (“Outstanding Shares”) entitled to vote at the Extraordinary General Meeting as of the close of business on January 9, 2023, which was the record date for the Extraordinary General Meeting.

In connection with the Extraordinary General Meeting, shareholders elected to redeem an aggregate of 13,317,392 Class A Ordinary Shares at a redemption price of approximately $10.41 per share (the “Redemption”), for an aggregate redemption amount of approximately $138,639,176. Following such redemptions, approximately $100,799,675 remained in the Talon trust account (the “Trust Account”), not including the extension payment of
$330,000.
At the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to give the Company the right to extend the date by which it has to consummate a business combination from February 8, 2023 up to 9 times for an additional one (1) month each time up to November 8, 2023 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering).

EXHIBIT INDEX

No.	Description of Exhibit

3.1	Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

4.1	Warrant Agreement, dated November 3, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

4.2*	Description of Securities.

10.1	Letter Agreement, dated November 3, 2021, among Registrant, AVi8 Acquisition LLC and each of the executive officers and directors of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.2	Investment Management Trust Agreement, dated November 3, 2021, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.3	Registration Rights Agreement, dated November 3, 2021, among the Registrant, AVi8 Acquisition LLC and the Holders signatory thereto. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated November 3, 2021, between the Registrant and AVi8 Acquisition LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.5	Administrative Services Agreement, dated November 3, 2021, by and between the Registrant and AVi8 Acquisition LLC. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.6	Indemnification Agreement, dated November 3, 2021, between the Registrant and Edward J. Wegel (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.7	Indemnification Agreement, dated November 3, 2021, between the Registrant and Joseph DaGrosa, Jr. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.8	Indemnification Agreement, dated November 3, 2021, between the Registrant and Abdol Moabery (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.9	Indemnification Agreement, dated November 3, 2021, between the Registrant and Ryan Goepel (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.10	Indemnification Agreement, dated November 3, 2021, between the Registrant and Nathaniel Felsher (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.11	Indemnification Agreement, dated November 3, 2021, between the Registrant and Jeremy Falk (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

10.12	Indemnification Agreement, dated November 3, 2021, between the Registrant and Maggie Arvedlund (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-41001) filed with the SEC on November 9, 2021).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 4, 2022).

24.1*	Power of Attorney (included on signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALON 1 ACQUISITION CORP.

Date: April 17, 2023	By:	/s/ Edward J. Wegel
	Name:	Edward J. Wegel
	Title:	Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ Edward J. Wegel	Chief Executive Officer, Director	April 17, 2023
Edward J. Wegel	(principal executive officer)

/s/ Ryan Goepel	Chief Financial Officer	April 17, 2023
Ryan Goepel	(principal financial and accounting officer)

/s/ Maggie Arvedlund	Director	April 17, 2023
Maggie Arvedlund

/s/ Marc Cho	Director	April 17, 2023
Marc Cho

/s/ Joseph DaGrosa, Jr.	Director	April 17, 2023
Joseph DaGrosa, Jr.

/s/ Nathaniel Felsher	Director	April 17, 2023
Nathaniel Felsher

/s/ Abdol Moabery	Director	April 17, 2023
Abdol Moabery