Form 10-Q
period 2023-03-31
Talon 1 Acquisition Corp
filed 2023-05-22
CIK 1860482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(786)662-3114)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2under
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2under the Exchange Act).    Yes  ☒    No  ☐
As of May
22
, 2023
, 9,682,608 Class A ordinary shares, par value $
0.0001
per share, and 5,750,000 Class B ordinary shares, par value $
0.0001
per share, were issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
TALON 1 ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	As of March 31, 2023 (unaudited)	As of December 31, 2022
Assets:
Current assets:
Cash	$361,906	$92,674
Prepaid expenses and other current assets	159,961	315,459

Total current assets	521,867	408,133
Restricted cash	225,076	—
Cash and investments held in Trust Account	102,440,661	239,110,999

Total assets	$103,187,604	$239,519,132

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$682,250	$741,584
Due to related parties	1,807	2,388
Convertible promissory note - related party, at fair value	102,000	—

Total current liabilities	786,057	743,972
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liability	1,732,500	495,000

Total liabilities	10,568,557	9,288,972

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 9,682,608 shares at redemption value of $10.60 per share as of March 31, 2023 and 23,000,000 shares at redemption value of $10.40 per share as of December 31, 2022	102,665,737	239,110,999
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 199,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,047,265)	(8,881,414)

Total shareholders’ deficit	(10,046,690)	(8,880,839)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$103,187,604	$239,519,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
General and administrative expenses	$745,260	$886,928

Loss from Operations	(745,260)	(886,928)

Other income (expense):
Change in fair value of derivative warrant liabilities	(1,237,500)	4,967,500
Change in fair value of convertible promissory note – related party	1,351,042	—
Income earned in marketable securities held in Trust Account	1,528,789	9,533

Total other income, net	1,642,331	4,977,033

Net income	$897,071	$4,090,105

Basic and diluted weighted average shares outstanding, Class A	13,529,855	23,000,000

Basic and diluted net income per share, Class A	$0.05	$0.14

Basic and diluted weighted average shares outstanding, Class B	5,750,000	5,750,000

Basic and diluted net income per share, Class B	$0.05	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

	Ordinary Shares		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(8,881,414)	$(8,880,839)
Stock-based compensation	—	—	125,867	—	125,867
Proceeds received in excess of initial fair value of convertible promissory note	—	—	656,006	—	656,006
Remeasurement of Class A ordinary shares subject to possible redemption value	—	—	(781,873)	(2,062,922)	(2,844,795)
Net Income	—	—	—	897,071	897,071

Balance as of March 31, 2023	5,750,000	$575	$—	$(10,047,265)	$(10,046,690)

	Ordinary Shares		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(18,480,211)	$(18,479,636)
Stock-based compensation	—	—	377,600	—	377,600
Net Income	—	—	—	4,090,105	4,090,105

Balance as of March 31, 2022	5,750,000	$575	$377,600	$(14,390,106)	$(14,011,931)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON 1 ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows used in operating activities:
Net income	$897,071	$4,090,105
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	125,867	377,600
Unrealized change in fair value of warrant liabilities	1,237,500	(4,967,500)
Unrealized change in fair value of convertible promissory note – related party	(1,351,042)	—
Income earned in marketable securities held in Trust Account	(1,528,789)	(9,533)
Bank service fees	—	12,500
Changes in operating assets and liabilities:
Other Current Assets	155,498	(24,001)
Accounts payable and accrued expenses	(59,334)	67,902
Non-Current Assets	—	201,914
Due to related party	(581)	—

Net cash used in operating activities	(523,810)	(251,013)

Cash flows from investing activities:
Cash deposited in Trust Account	(660,000)	—
Cash withdrawn from Trust Account in connection with redemption	138,634,051	—
Cash withdrawn from Trust Account for estimated tax obligation	225,076	—

Net cash provided by investing activities	138,199,127	—

Cash flows from financing activities:
Redemption of Class A common stock	(138,634,051)	—
Proceeds from convertible promissory note - related party	1,453,042	—
Repayments of loans from related parties	—	(2,500)

Net cash used in financing activities	(137,181,009)	(2,500)

Net change in cash and restricted cash	494,308	(253,513)
Cash and restricted cash beginning of period	92,674	1,090,391

Cash and restricted cash end of period	$586,982	$836,878

Supplemental disclosure with respect to cash flows:
Change in value of Class A ordinary shares subject to possible redemption	$2,188,789	$—

Proceeds received in excess of initial fair value of convertible promissory note	$656,006	$—

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
The Company’s sponsor is AVi8 Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The Company commenced operations upon obtaining adequate financial resources through its initial public offering (the “Initial Public Offering”) of 23,000,000 units of the Company, each unit consisting of one Class A ordinary share and one-half
of one warrant (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, which is discussed in Note 5, and the sale of 13,250,000 warrants of the Company (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Initial Public Offering. In total, the Company received $238,650,000 from the sale of Class A shares and private placement warrants, as described above. $235,750,000 was deposited into the
T
rust
A
ccount. The Company has incurred $4,571,781 in costs as of March 31, 2023, and has a deficit of $264,190 in working capital.
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
The Company has until 15 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company is not able to consummate a Business Combination within 15 months, the Company, by resolution of the board of the Company, at the request of the Company’s Sponsor, may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination), subject to the Company’s Sponsor providing advance notice and depositing additional funds into the
T
rust
A
ccount as set out below (the “Combination Period”). Pursuant to the terms of the Company’s second amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for the Company to consummate its initial Business Combination by an additional three months, the Company’s Sponsor or its affiliates or designees must provide advance notice at least five days prior to the date which is 15 months from the closing of our initial public offering and must deposit into the
T
rust
A
ccount $2,300,000 ($0.10 per share), on or prior to the date which is 15 months from the closing of our initial public offering. In the event that the Company receives notice from its Sponsor at least five days prior to the deadline to effect the extension, the Company intends to issue a press release announcing such intention at least three days prior to the deadline. In addition, the Company intends to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. However, the Company’s initial shareholders and its affiliates or designees are not obligated to fund the
T
rust
A
ccount to extend the time to consummate a Business Combination.
The Company has until November 8, 2023 (which was originally March 16, 2022 but has been extended by the stockholder approval of the Extension (as defined below)), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to
$100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
On January 27, 2023, at an extraordinary general meeting (“Extraordinary General Meeting”) of the Company’s stockholders, the Company’s stockholders approved the amendment to the Company’s investment management trust agreement, dated as of November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (the “Trust Agreement Amendment”). Pursuant to the Trust Agreement Amendment, the Company will deposit $330,000 into the Company’s trust account (the “Trust Account”), for each one-month
extension. At the Extraordinary General Meeting the Company’s stockholders approved the amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to nine (9) times for an additional one (1) month each time from February 8, 2023 to November 8, 2023 (which is 24 months from the closing of the Company’s initial public offering). Under Cayman Islands law, the Charter Amendment took effect upon approval by the stockholders. In connection with the stockholder’s approval of the amendments, the stockholders of
13,317,392
Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $138.6 million.
In connection with the Trust Agreement Amendment, the Sponsor has agreed to make available to the Company an aggregate amount of up to $4,000,000 pursuant to a convertible promissory in favor of the Sponsor (see Note 4). The proceeds of the Note will be used by the Company to deposit additional funds to the
T
rust
A
ccount in connection with the extension of the amount of time the Company has available to complete a business combination and to fund the Company’s operations.

Liquidity and Capital Resources
As of March 31, 2023, the Company had $361,906 in cash and a working capital deficit of $264,190. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As of March 31, 2023, the Company had $102,440,661 of cash and investments held in its Trust Account and restricted cash for use in a potential Business Combination. The Company withdrew $225,076 from the Trust Account in January 2023 for expected tax obligation, however upon further evaluation the Company determined the amount should be deposited back into the Trust Account. As of March 31, 2023 the $225,076 was held in the Company’s operating cash account and is classified as restricted cash on the accompanying balance sheet.
The Company will deposit the funds back into the Trust Account in June 2023.

The Company has until November 8, 2023 to complete a business combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation, should a business combination not occur, and potential subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 8, 2023.
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
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these audited financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the financial statements.
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
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
filed with the SEC on April 18, 2023.
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

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the private placement warrant liabilities as well as the fair value of the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Restricted Cash
The Company withdrew $225,076 from the Trust Account in January 2023 for expected tax obligation, however upon further evaluation the Company determined the amount should be deposited back into the Trust Account. The amount has been classified as restricted cash on the accompanying condensed balance sheet as the Company does not have the ability to use these funds for general operating purposes.
Cash and Investments held in Trust Account
As of March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were invested in a money market fund that only invests in U.S. Treasury securities or U.S. Treasury Bills. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The change in fair value is recorded as income earned on cash and investments held in Trust Account in the accompanying condensed statement of operations.
Convertible Promissory Note—Related Party
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the convertible promissory note are recognized as non-cash
change in the fair value of the convertible promissory note in the statements of operations. The fair value of the option to convert into private warrants was valued utilizing the Monte Carlo Simulation model.
Derivative Warrant Liabilities
The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in
ASC815-40.
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
capital account is depleted.
The following reflects Class A ordinary shares subject to possible redemption as of March 31, 2023:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$235,750,000
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	3,360,999

Class A ordinary shares subject to possible redemption as of December 31, 2022	239,110,999
Redemptions	(138,634,051)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	2,188,789

Class A ordinary shares subject to possible redemption as of March 31, 2023	$102,665,737

Net Income Per Ordinary Share
The Company applies the
two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2023 and December 31 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Class A ordinary shares
Numerator:
Allocation of net income	$629,530	$3,272,084
Denominator:
Basic and diluted weighted average shares outstanding	13,529,855	23,000,000

Basic and diluted earnings per share	$0.05	$0.14

Class B ordinary shares
Numerator:
Allocation of net income	$267,541	$818,021
Denominator:
Basic and diluted Weighted Average shares outstanding	5,750,000	5,750,000

Basic and diluted earnings per share	$0.05	$0.14

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had no deferred tax assets as of March 31, 2023.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Concentration of Credit Risk
The Company’s cash is held on deposit in accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company held $586,982 and $92,674, respectively, at the bank. The Company has not experienced losses on this account as of March 31, 2023.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory note (see Note 8).
Fair Value Measurements
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial
assets and liabilities that are remeasured and reported at fair value at least annually.
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

Derivative Financial Instruments
The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period with the change in fair value recognized in the Company’s statements of operations. The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. As of March 31, 2023 and December 31, 2022, the fair value of derivative warrant liabilities was $1,732,500 and $495,000, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized unrealized (loss) gain of ($1,237,500) and $4,967,500, respectively, in change of fair value of derivative warrant liabilities in the statements of operations.
Stock-Based Compensation
Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee
and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended March 31, 2023 and 2022 the Company recognized $125,867 and $377,600, respectively, of stock-based compensation related to founder shares in the general and administrative expenses line item in the statement of operations.
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
Note 4 — Related Party Transactions
Founder Shares
In April 2021, the sponsor acquired 5,750,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,750,000 Class B founder shares. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. On July 23, 2021, our sponsor transferred, for no consideration, 50,000 founder shares to each of our three independent directors, 10,000 founder shares to each of the two members of the Company’s board of advisors, 50,000 founder shares to Ryan Goepel, our Chief Financial Officer, and 75,000 founder shares to Jeremy Falk, our Chief Operating Officer. The fair value of the founder shares at March 31, 2023 is $1,888,000. The founder shares are accounted for as stock-based compensation, amortized straight-line over the life of the SPAC, or 15 months.
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
Due to Related Party
As of March 31, 2023 and December 31, 2022, the balance was $1,807 and $2,388, respectively. The entire balance represented expenses paid by the Sponsor and Officers on behalf of the Company.
Convertible Promissory Note—Related Party
As discussed in Note 1, the Company Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to nine (9) times for an additional one (1) month each time from February 8, 2023 to November 8, 2023 (which is 24 months from the closing of the Company’s initial public offering). Pursuant to the Trust Agreement Amendment, the Company will deposit $
330,000
into the Company’s Trust Account, for each
one-month
extension. On February 6, 2023 and March 6, 2023, the Company deposited $
330,000
into the Trust Account in connection with the extension.
On January 27, 2023, the Sponsor agreed to loan the Company an aggregate of up to $4,000,000 pursuant to the convertible promissory note. The Convertible Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Business Combination is consummated and (ii) the liquidation of the Company on or before November 23, 2023. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Convertible Promissory Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock of the Company upon the consummation of its Business Combination, equal to: (x) the portion of the principal amount of the Convertible Promissory Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. As of March 31, 2023, there was $1,453,042 outstanding under the Convertible Promissory Note. The Convertible Promissory Note was valued using the fair value method. The fair value of the Convertible Promissory Note as of March 31, 2023, was $102,000, which resulted in a change in fair value of the convertible promissory note of $1,351,042 which was recorded in the statements of operations for the three months ended March 31, 2023 (see Note 10). In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s
T
rust
A
ccount, if any.
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
Investment Advisory Agreement
On January 20, 2023, the Company entered into an investment advisory agreement with Genaesis, LLC (“Genaesis”) pursuant to which Genaesis will serve as the non-exclusive transaction advisor in connection with the potential identification and introduction of candidates to the Company for a business combination, or financing or equity investment in the Company. In the event that the Company consummates such a transaction with a target introduced by Genaesis within 24 months of this agreement, it shall pay Genaesis a 1% “Success fee”
of the capital committed by the Company for such transaction and Genaesis will be entitled to charge appropriate expenses for its services to the Company for placing an announcement and/or press release on their behalf.

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

The Company will not redeem the warrants as described above unless an effec tiv
e registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the

30-day

redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.
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

As of March 31, 2023 and December 31, 2022, the Com
pan
y recognized a $1,732,500 and $495,000, respectively, warrant liability on its balance sheet. This is a increase in the liability of $1,237,500 since its last valuation, with the change in fair value reported on the Company’s statement of operations as an unrealized gain for the three months ended March 31, 2023.
Note 7 — Shareholders’ Deficit
Class
 A Ordinary Shares
— The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no
Class A ordinary shares issued and outstanding, excluding 9,682,608 and 23,000,000, respectively, shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 199,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 31, 2023 and December 31, 2022,
5,750,000
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
Preferred Shares
— The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Note 8 — Fair Value Measurements
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31
Description	Level	2023	2022
Assets:
Cash and investments held in Trust Account	1	$102,440,661	$239,110,999
Liabilities:
Warrant Liability – Public Warrants	1	$805,000	$230,000
Warrant Liability – Private Placement Warrants	3	$927,500	$265,000
Convertible promissory note– related party	3	$102,000	$—
The warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within derivative warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of derivative warrant liabilities in the statements of operations.
The Private Placement Warrants were valued as of March 31, 2023 and December 31, 2022 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 7%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the level 1 quoted prices in an active market.

The public warrants began separately trading on December 30, 2021, and therefore were transferred out of a Level 3 investment into a Level 1 investment.
The following table presents the quantitative information regarding Level 3 fair value measurements of the private warrants:

Input	March 31, 2023	December 31, 2022
Risk-free interest rate	3.60%	3.99%
Expected term (years)	5.24	5.24
Expected volatility	2.00%	2.00%
Exercise price	$11.50	$11.50
Unit Price (public)	$10.56	$10.37
Unit Price (private)	$11.50	$11.50
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrant Liabilities
Fair value as of December 31, 2022	$265,000
Change in fair value	662,500

Fair value as of March 31, 2023	$927,500

The following table presents the quantitative information regarding Level 3 fair value measurements of the convertible promissory note:

Input	March 31, 2023	February 3, 2023
Risk-free interest rate	3.60%	3.62%
Expected term (years)	5.24	5.24
Expected volatility	2.00%	2.00%
Exercise price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock price	$10.56	$10.44
Probability of transaction	7.00%	7.00%
The following table presents the changes in the fair value of Level 3 convertible promissory note:

Convertible Promissory Note
Fair value as of January 1, 2023	$—
Proceeds received through Convertible Promissory Note	1,453,042
Proceeds received in excess of initial fair value of convertible promissory note	(656,006)
Change in fair value	(695,036)

Fair value as of March 31, 2023	$102,000
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023.
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

On January 27, 2023, at an extraordinary general meeting (“Extraordinary General Meeting”) of the Company’s stockholders, the Company’s stockholders approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination up to nine (9) times for an additional one (1) month each time from February 8, 2023 to November 8, 2023 (which is 24 months from the closing of the Company’s initial public offering). Under Cayman Islands law, the Charter Amendment took effect upon approval by the shareholders. The Company filed the Charter Amendment with the Cayman Islands General Registry within 15 days of the Extraordinary General Meeting.

At the Extraordinary General Meeting, the Company’s stockholders also approved the amendment to the Company’s investment management trust agreement, dated as of November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (the “Trust Agreement Amendment”). Pursuant to the Trust Agreement Amendment, the Company will deposit into the Company’s trust account (the “Trust Account”), for each one-month extension, $330,000.

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

In connection with the Extraordinary General Meeting, stockholders elected to redeem an aggregate of 13,317,392 Class A Ordinary Shares at a redemption price of approximately $10.41 per share (the “Redemption”), for an aggregate redemption amount of approximately $138,634,051.

If the Company is unable to complete our initial Business Combination within the applicable time period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

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

For the three months ended March 31, 2023, we had net income of $897,071 which consisted of general and administrative expenses of $745,260 and a unfavorable change in fair value of warrant liabilities of $1,237,500, offset by a favorable change in fair value of convertible promissory note of $1,351,042 and income earned in marketable securities held in Trust Account of $1,528,789.

For the three months ended March 31, 2022, we had net income of $4,090,105, which consisted of general and administrative expenses of $886,928, offset by a favorable change in fair value of warrant liabilities of $4,967,500 and income earned on marketable securities held in Trust Account of $9,533.

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

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $102,440,661 (including approximately $1,528,789 of income from the change in value of marketable securities held in the Trust Account) consisting of securities held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury. We also had $225,076 in restricted cash that was withdrawn from the Trust Account in January 2023 for expected tax obligations, however upon further evaluation the Company determined the amount should be deposited back into the Trust Account. The Company will deposit the funds back into the Trust Account in June 2023.

As of March 31, 2023, we had cash of $361,906 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As of March 31, 2023, the Company had $102,440,661 cash and investments held in its Trust Account and $225,076 in restricted cash for use in a potential Business Combination. The Company had until February 8, 2023 to complete a Business Combination, however, the Company has since extended this date to November 8, 2023. If a Business Combination is not consummated by this date, there will be a mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution.

As of March 31, 2023, the Company had $361,906 in cash and working capital deficit of $264,190. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. On March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Investment Advisory Agreement

On January 20, 2023, the Company entered into an investment advisory agreement with Genaesis, LLC (“Genaesis”) pursuant to which Genaesis will serve as the non-exclusive transaction advisor in connection with the potential identification and introduction of candidates to the Company for a business combination, or financing or equity investment in the Company. In the event that the Company consummates such a transaction with a target introduced by Genaesis within 24 months of this agreement, it shall pay Genaesis a 1% “Success fee” of the capital committed by the Company for such transaction and Genaesis will be entitled to charge appropriate expenses for its services to the Company for placing an announcement and/or press release on their behalf.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting that was identified during our preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our controls around the carrying value of our Class A ordinary shares subject to redemption were not effectively designed or maintained to prevent an error in the calculation of such carrying value, as the Company failed to adjust the carrying value to account for the interest and dividends accrued in the Trust Account during the quarterly period ended June 30, 2022 during the closing process. The failure to accrue interest and dividends resulted in us having to record a post-closing journal entry to correct the error prior to filing this Quarterly Report. The Company’s management has also concluded that our controls around the valuation of financial instruments and classifications of restricted cash were not effectively designed or maintained to prevent an error in the calculation of the Convertible promissory note - related party, at fair value and classification of restricted cash during the quarterly period ended March 31, 2023 during the closing process. The improper significant input used in the valuation for the Convertible promissory note - related party and incorrect breakout of restricted cash resulted in us having to record a post-closing journal entry to correct the error prior to filling this Quarterly Report. Since this control deficiency could lead to a material misstatement, management concluded that there was a material weakness in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

We have continued our remediation efforts in connection with the identification of the material weakness discussed above. Specifically, we have expanded and improved our closing process with respect to the review of the carrying value of the of Class A ordinary shares subject to redemption. As of March 31, 2023, the material weakness discussed above had not been fully remediated. Accordingly, we continue to remediate our controls regarding operating efficiency.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Items 1A.	Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amendment to the Amended and Restated Memorandum and Articles of Association of Talon 1 Acquisition Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023).

10.1	Amendment to the Investment Management Trust Agreement, dated January 27, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023).

10.2	Promissory Note, dated January 27, 2 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Dated: May 22, 2023

By:	/s/ Edward J. Wegel
Name:	Edward J. Wegel
Title:	Chief Executive Officer (principal executive officer)